Form 10QSB
period 1995-04-30
UNIVERSAL MANUFACTURING CO
filed 1995-06-09
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR QUARTER ENDED 04-30-95  Commission File Number 0-2865
                                                               ------


                               UNIVERSAL MFG. CO.
                               --------- ---- ---
             (Exact name of Registrant as specified in its Charter)


                     NEBRASKA                        42 0733240
                     --------                        -- -------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)


          405 DIAGONAL ST., P. O. BOX 190, ALGONA, IOWA     50511
          --- -------- ---- -- -- --- ---- ------- ----     -----
         (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code (515)-295-3557
                                                   --------------

                                 NOT APPLICABLE
- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.


"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."
                             YES   X       NO
                                 -- --        -----


"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date"


           Number of shares outstanding as of 04-30-1995      816,000
                                                              -------
                                                              Common

            Transitional Small Business Disclosed Format (Check One):
                      YES           NO    X
                           -----        -- --

                 UNIVERSAL MFG. CO. AND WHOLLY-OWNED SUBSIDIARY
                                   FORM 10-QSB

                                      INDEX



PART I    FINANCIAL INFORMATION                                          PAGES
                                                                         -----

          ITEM 1.  FINANCIAL STATEMENTS:


           Consolidated Balance Sheets - April 30, 1995
             (unaudited) and July 31, 1994                                   3

           Consolidated Statements of Income and Retained
             Earnings - Nine Months Ended April 30, 1995
             and 1994 (unaudited)                                            4

           Consolidated Statements of Income and Retained
             Earnings - Three Months Ended April 30, 1995
             and 1994 (unaudited)                                            5

           Consolidated Statements of Cash Flows -
             Nine Months Ended April 30, 1995
             and 1994 (unaudited)                                            6

           Consolidated Statements of Cash Flows -
             Three Months Ended April 30, 1995
             and 1994 (unaudited)                                            7

           Notes to Consolidated Financial Statements                       8-10


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              11


PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          11

         ITEM 2.  CHANGES IN SECURITIES                                      11

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            11

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                    11

         ITEM 5.  OTHER INFORMATION                                          11

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11


SIGNATURES                                                                   12

                               ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO. AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                            April 30,
                                                               1995               July 31,
                                                           (Unaudited)              1994
                                                          --------------         -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $266,246            $644,122
  Short-term investments
   (at amortized cost which approximates market)                $66,626              64,400
  Accounts receivable - trade (net)                          $1,154,857           1,550,465
  Inventories                                                $2,784,665           2,320,633
  Income taxes recoverable                                      $42,664                -
  Prepaid expenses                                               $8,756              84,387
                                                          --------------         -----------
  Total current assets                                        4,323,814           4,664,007
                                                          --------------         -----------

OTHER ASSET - Deferred income taxes                              19,743              19,743
                                                          --------------         -----------

LEASE RECEIVABLE                                                 38,520              44,712
                                                          --------------         -----------
PROPERTY - At cost
  Land                                                          167,429             167,429
  Buildings                                                   1,075,550           1,080,936
  Machinery and equipment                                       767,259             646,069
  Furniture and fixtures                                        178,327             126,927
  Trucks and automobiles                                        656,498             588,915
                                                          --------------         -----------
  Total property                                              2,845,063           2,610,276
  Less accumulated depreciation                               1,831,908           1,794,764
                                                          --------------         -----------
  Property - net                                              1,013,155             815,512
                                                          --------------         -----------

TOTAL                                                        $5,395,232          $5,543,974
                                                          --------------         -----------
                                                          --------------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $814,684          $1,383,558
  Dividends payable                                            $163,200             122,400
  Notes payable                                                $250,000                -
  Payroll taxes                                                 $10,651              11,988
  Accrued compensation                                          $86,663             120,627
  Accrued other expenses                                       $146,783              20,400
  Income taxes payable                                             -                143,848
                                                          --------------         -----------
  Total current liabilities                                   1,471,981           1,802,821
                                                          --------------         -----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares                     816,000             816,000
  Additional paid-in capital                                     17,862              17,862
  Retained earnings                                           3,089,389           2,907,291
                                                          --------------         -----------
  Total stockholders' equity                                  3,923,251           3,741,153
                                                          --------------         -----------

TOTAL                                                        $5,395,232          $5,543,974
                                                          --------------         -----------
                                                          --------------         -----------


UNIVERSAL MFG. CO. AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                                    Nine Months Ended
                                                          ----------------------------------
                                                            April 30,             April 30,
                                                               1995                 1994
                                                          --------------         -----------
NET SALES                                                   $10,669,703          $9,456,491

COST OF GOODS SOLD                                            8,182,805           7,347,737
                                                          --------------         -----------
GROSS PROFIT                                                  2,486,898           2,108,754

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                     1,430,774           1,445,516
                                                          --------------         -----------

INCOME FROM OPERATIONS                                        1,056,124             663,238
                                                          --------------         -----------

OTHER INCOME:
  Interest                                                       25,746              26,945
  Other Income                                                   19,275              38,723
                                                          --------------         -----------
  Total other income                                             45,021              65,668
                                                          --------------         -----------

INCOME BEFORE INCOME TAXES                                    1,101,145             728,906

INCOME TAXES                                                    429,447             296,575

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN             --------------         -----------
  ACCOUNTING PRINCIPLES                                         671,698             432,331

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
   SFAS #109                                                        -               (29,196)
   CORES                                                            -               313,257
                                                          --------------         -----------

NET INCOME                                                      671,698             716,392

RETAINED EARNINGS, Beginning of period                        2,907,291           2,632,198

DIVIDENDS                                                      (489,600)           (367,200)
                                                          --------------         -----------
RETAINED EARNINGS, End of period                             $3,089,389          $2,981,390
                                                          --------------         -----------
                                                          --------------         -----------

EARNINGS PER COMMON SHARE:
  Income before cumulative effect of changes
  in accounting principles                                        $0.82               $0.53
  Cumulative effects of changes in accounting principles            -                 $0.35
                                                          --------------         -----------
 Earnings per common share                                        $0.82               $0.88
                                                          --------------         -----------
                                                          --------------         -----------


UNIVERSAL MFG. CO. AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                                   Three Months Ended
                                                          ----------------------------------
                                                            April 30,             April 30,
                                                               1995                 1994
                                                          --------------         -----------
NET SALES                                                    $3,569,710          $3,251,159

COST OF GOODS SOLD                                            2,794,249           2,519,320
                                                          --------------         -----------
GROSS PROFIT                                                    775,461             731,839

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                       506,095             496,829
                                                          --------------         -----------

INCOME FROM OPERATIONS                                          269,366             235,010
                                                          --------------         -----------

OTHER INCOME:
  Interest                                                        7,027               9,001
  Other Income/(Loss)                                            15,606              12,713
                                                          --------------         -----------
  Total other income                                             22,633              21,714
                                                          --------------         -----------

INCOME BEFORE INCOME TAXES                                      291,999             256,724

INCOME TAXES                                                    113,880             101,038

                                                          --------------         -----------
NET INCOME                                                      178,119             155,686

RETAINED EARNINGS, BEGINNING OF QUARTER                       3,074,470           2,948,104

DIVIDENDS PAID                                                 (163,200)           (122,400)
                                                          --------------         -----------
RETAINED EARNINGS, END OF QUARTER                            $3,089,389          $2,981,390
                                                          --------------         -----------
                                                          --------------         -----------

EARNINGS PER COMMON SHARE:

 Earnings per common share                                        $0.22               $0.19
                                                          --------------         -----------
                                                          --------------         -----------

UNIVERSAL MFG. CO. AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Nine Months Ended
                                                          ----------------------------------
                                                            April 30,             April 30,
                                                               1995                 1994
                                                          --------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $671,698            $716,392
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                  104,134             109,968
  Cumulative effect of changes in accounting principles             -              (284,061)
  Deferred income taxes                                             -                 2,500
  Gain on sale of property                                      (13,275)            (29,587)
Changes in operating assets and liabilities:
  Accounts receivable - trade                                   395,608             (26,714)
  Inventories                                                  (464,032)            (44,086)
  Prepaid expenses                                               75,631             (26,106)
  Lease receivable                                                6,192                 -
  Income taxes recoverable                                      (42,664)              4,370
  Accounts payable                                             (568,874)           (218,024)
  Dividends payable                                              40,800                 -
  Payroll taxes                                                  (1,337)             (1,053)
  Accrued compensation                                          (33,964)             (7,950)
  Accrued other expenses                                        126,383             149,230
  Income taxes payable                                         (143,848)             55,300
                                                          --------------         -----------
Net cash flows from operating activities                        152,452             400,179
                                                          --------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                   23,940              40,984
Purchases of property                                          (312,442)           (178,495)
Proceeds from maturities of investments                             -               204,554
Purchases of investments                                         (2,226)                -
                                                          --------------         -----------
Net cash flows from investing activities                       (290,728)             67,043
                                                          --------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                           (489,600)           (367,200)
Proceeds from short term borrowing                              250,000                 -
                                                          --------------         -----------
Net cash flows from financing activities                       (239,600)           (367,200)
                                                          --------------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (377,876)            100,022

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                644,122             471,194
                                                          --------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $266,246            $571,216
                                                          --------------         -----------
                                                          --------------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                 $615,959            $236,441
                                                          --------------         -----------
                                                          --------------         -----------

UNIVERSAL MFG., CO. AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Three Months Ended
                                                          ----------------------------------
                                                            April 30,             April 30,
                                                               1995                 1994
                                                          --------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $178,119            $155,686
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                   39,644              43,103
  Deferred income taxes                                             -                 1,500
  Gain on sale of property                                      (13,275)             (9,668)
Changes in operating assets and liabilities:
  Accounts receivable - trade                                  (126,590)           (172,403)
  Inventories                                                   239,544              16,188
  Prepaid expenses                                               24,877             (26,569)
  Income taxes recoverable                                        2,167                 -
  Lease receivable                                              (39,731)                -
  Accounts payable                                              (60,068)            (50,496)
  Dividends payable                                             (40,800)                -
  Payroll taxes                                                 (25,561)             (2,781)
  Accrued compensation                                            9,237              21,673
  Accrued other expenses                                          9,266              93,940
  Income taxes payable                                              -               (24,279)
                                                          --------------         -----------
Net cash flows from operating activities                        196,829              45,894
                                                          --------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                   23,940              21,514
Purchases of property                                          (125,885)           (138,135)
Proceeds from maturities of investments                             -                   -
Purchases of investments                                           (827)                -
                                                          --------------         -----------
Net cash flows from investing activities                       (102,772)           (116,621)
                                                          --------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                           (163,200)           (122,400)
Proceeds from short term borrowing                              100,000
                                                          --------------         -----------
Net cash flows from financing activities                        (63,200)           (122,400)
                                                          --------------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                            30,857            (193,127)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                235,389             764,343
                                                          --------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $266,246            $571,216
                                                          --------------         -----------
                                                          --------------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                  153,611            $123,816
                                                          --------------         -----------
                                                          --------------         -----------

                 UNIVERSAL MFG. CO. AND WHOLLY-OWNED SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF AND FOR THE NINE MONTHS
                              ENDED APRIL 30, 1995
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION AND PRESENTATION - The consolidated financial statements include the accounts of Universal Mfg. Co., (the Company) and Allied Sales Co., a wholly-owned subsidiary. All material intercompany balances, transactions and profits have been eliminated.

     SEGMENT INFORMATION - The Company is engaged in the business of remanufacturing and selling on a wholesale basis remanufactured automobile parts for Ford, Lincoln and Mercury automobiles and trucks. It is a franchised remanufacturer for Ford Motor Company with a defined sales territory. The principal markets for the Company's products are automotive dealers and jobber supply houses. The Company has no separate segments, foreign operations or export sales.

     INVENTORIES - Inventories are stated at the lower of cost (last-in first-out (LIFO) method) or market.

     DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:

     ASSETS               DEPRECIATION METHOD               LIVES
     ------               -------------------               -----
     Buildings            Straight-line and
                          declining balance             10 - 20 years

     Machinery and
     equipment            Declining-balance              7 - 10 years

     Furniture and
     fixtures             Declining-balance               5 - 7 years


     Trucks and
     automobiles          Declining-balance               3 - 5 years

     Maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful service lives. The applicable property accounts are relieved of the cost and related accumulated depreciation upon disposition. Gains or losses are recognized at the time of disposal.

     REVENUE RECOGNITION - Sales and related cost of sales are recognized primarily upon shipment of products.

     CASH EQUIVALENTS - For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

                                   (UNAUDITED)




     EARNINGS PER SHARE - Earning per share have been computed on the weighted average number of shares outstanding (816,000 shares).

     COMPANY REPRESENTATION - In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1995, and the results of operations and cash flows for the three month and nine month periods ended April 30, 1995 and 1994. The results of operations for the periods ended April 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1994.

2.   CHANGES IN ACCOUNTING PRINCIPLES

     ACCOUNTING FOR INCOME TAXES - Effective August 1, 1993, the Company adopted Statement of Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement supersedes both Accounting Principles Board Opinion No. 11 and SFAS 96, the previous authoritative literature on income tax accounting. The cumulative effect of adopting SFAS 109 on the Company's consolidated financial statements was to decrease net income by $29,196 ($.04 per share) for the year ended July 31, 1994.

     PRODUCT CORES - The Company changed its method of accounting for product cores by the establishment of small parts core inventories and the elimination of customer core deposit reserve accounts. These changes will conform the accounting for product cores to the method used for all other classes of inventory, and will provide for a better match of revenues and costs related to small parts sales, which are expected to become more significant as a result of increased sales to other remanufacturers and distribution program sales. The cumulative effect of the accounting change on the Company's consolidated financial statements was to increase net income by $313,257 ($.39 per share) for the year ended July 31, 1994.

3.   LEASE RECEIVABLE

     On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum payments are $88,962 and the unearned income is $50,442 at April 30, 1995. These amounts are shown on a net basis for financial statement purposes.

                                   (UNAUDITED)





4.   EPA PROJECT COSTS

     In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA) which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleges, among other things, that the Company has failed to adequately test and properly transport certain residue of hazardous wastes which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA, dated May 6, 1994, which provides for settlement of this complaint. This settlement calls for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost approximately $149,725. These amounts were recorded in the consolidated financial statements as of July 31, 1994.

5.   NOTE PAYABLE

     To maintain the needed cash flow to meet current obligations, the Company obtained a $150,000 short term note on January 11, 1995 from a local financial institution. The January 11, 1995 note was paid off along with accrued interest. On February 21, 1995 a new short term note was obtained for $350,000 to further maintain cash flow to meet current obligations. On April 26, 1995, the Company made a $100,000 payment on the above mentioned note leaving a balance outstanding of $250,000 on April 30, 1995. The term of the note is one year at an interest rate of 9.25% payable at the end of the term period. Interest is calculated daily on the unpaid note balance amount.

6.   RECLASSIFICATIONS

     Certain amounts at July 31, 1994 have been reclassified to be consistent with April 30, 1995 presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Sales for the third quarter, 1995, were 10% higher than for the third quarter a year ago. This sales increase continues to be led by sales increases of transmission assemblies.

Earnings from operations increased 14% due to increased sales volume.

Cash and cash equivalents increased slightly during the last quarter. Inventories decreased by $240,000, but this was offset by decreases in accounts receivable, accounts payable, and purchases of machinery, equipment, and vehicles.

Short term borrowing was increased by $100,000 during the quarter for capital acquisitions, dividend payments, and income taxes.

On April 1, 1995, Universal Mfg. Co. signed a new Sales Agreement with Ford Motor Company, which establishes the working relationship between the two companies. This agreement, which was referred to in a previous 10-K and 10-QSB, is terminable upon 30 days notice by either party.


PART II

ITEM 1.   LEGAL PROCEEDINGS:

          With respect to the Supplemental Environmental Project (the "SEP") being performed by the Company pursuant to the May 6, 1994 Consent Agreement with the United States Environmental Protection Agency ("EPA"), the Company has learned that the final cost of the work performed during July and August of 1994 was $91,076. No further direction has been received from the EPA regarding any testing or clean-up that may be required for contamination found in the large pit after the sludge was removed. No estimate of these costs can be made at this time. If the EPA determines that no further work is required under the SEP, the Company will owe a deferred penalty of approximately $37,000 under the terms of the Consent Agreement with the EPA.

          The Company completed closure of certain solid waste treatment and storage facilities at its manufacturing facility in Algona, Iowa, on February 20 and 21, 1995, under supervision of the EPA. While the final cost information of this work is not yet available, it is anticipated that such cost will be substantially less than the $64,796 set aside for this purpose in an escrow account as required by EPA regulation.

          Please refer to the Part I, Item 3 of the Form 10-KSB report for the Company's fiscal year ended July 31, 1994 for further discussion of this matter.

ITEM 2.   CHANGES IN SECURITIES:                 NONE.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:       NONE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE.

ITEM 5.   OTHER INFORMATION:                     NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:      NONE

          (b)  Reports on Form 8-K:
               The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UNIVERSAL MFG. CO





Date 6/9/95     /s/ GARY L. CHRISTIANSEN
    ---------   ---------------------------------------------------------------
                    GARY L. CHRISTIANSEN, VICE PRESIDENT/CONTROLLER





Date 6/9/95     /s/ DONALD D. HEUPEL
    ---------   ---------------------------------------------------------------
                    DONALD D. HEUPEL, PRESIDENT AND CHIEF FINANCIAL OFFICER