Form 10KSB40
period 1995-07-31
UNIVERSAL MANUFACTURING CO
filed 1995-10-30
CIK 102049

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended July 31, 1995

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to_______________________

Commission file number 0-2865

                               UNIVERSAL MFG. CO.
                               ------------------
                 (Name of small business issuer in its charter)

          Nebraska                                               42-0733240
------------------------                                    ------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)


405 Diagonal Street, Algona, Iowa                                   50511
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:  515/295-3557
                            ------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock ($1.00 par value)
                         ------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year.  $14,762,085

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Common Stock ($1.00 par value) - $5,946,307 for October 23, 1995.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock ($1.00 par value) - 816,000 shares as of October 27, 1995.

            This document consists of 42 pages.  Page 1 of 42 pages.

                          See Page 19 for Exhibit Index

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of shareholders to be held October 31, 1995, are incorporated by reference in Part III.

   Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                  ---     ---


                               Page 2 of 42 pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) The Company is a Nebraska corporation which became incorporated on December 12, 1945. During the fiscal year ended July 31, 1993, the Company phased out remanufacturing of engines and increased its remanufacturing and sale of component automotive parts to other Ford Authorized Remanufacturers. The Company continues to market and distribute remanufactured engines. The Company's source for such remanufactured engines is other Ford Authorized Remanufacturers. During the fiscal year ended July 31, 1993, the Company also instituted distribution programs distributing Ford branded parts and products to Ford dealers and began distributing new products, including remanufactured diesel parts, transmissions and Ford branded car care products.

     During the fiscal year ended July 31, 1993, the Company's production employees became unionized. A description of the agreement between the Company and the union is set forth below. In addition, on May 26, 1993, the Company entered into a lease agreement with another manufacturer whereby the Company will lease equipment to such manufacturer at 8% interest for a sixty-month period. A copy of such lease agreement is attached as Exhibit 10(ii) to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1993.

     (b) The Company is engaged in the business of selling on a wholesale basis remanufactured automotive parts for Ford, Lincoln and Mercury automobiles and trucks. It is a franchised remanufacturer for Ford Motor Company. Used automo-tive parts are the basic raw materials. The principal markets for the Company's products are automotive dealers, parts jobber supply houses and other Ford Authorized Remanufacturers. The Company has refocused its distribution efforts from parts jobber supply houses to independent warehouse distributors and warehouses. In addition to its remanufacturing activities, the Company also sells, under a warehouse distributorship agreement with Ford Motor Company, clutches, pressure plates, torque converters, transmissions, remanufactured diesel parts and Ford branded car care products.

     The Company purchases approximately 90% of its new (i.e., non-used) raw materials and all of its car care products from Ford Motor Company. Used parts to be remanufactured are obtained in exchange with dealers, parts jobber supply houses and other Ford Authorized Remanufacturers, or are purchased from salvage dealers and other used parts suppliers. Approximately 75% of such used raw materials are obtained by such exchange with the remaining 25% being purchased. The Company purchases approximately 95% of its completed engine assemblies from Dealers Manufacturing Co., of Minneapolis, Minnesota.

     As an authorized distributor of remanufactured products, the Company's competitive position is strongly related to that of Ford Motor Company. As of April 1, 1995, the Company entered into an Authorized Remanufactured Product Distributor Agreement with Ford Motor Company. A copy of such agreement is attached as Exhibit 10(ii) to this Form 10-KSB. Among other things, the agreement provides that a Ford dealer may purchase products from any Ford authorized remanufacturer and the agreement changed the designation of the Company's status with respect to Ford Motor Company from remanufacturer to distributor, with remanufacturing activities to be governed by a specific annexed agreement (a copy of which is attached as part of Exhibit 10(ii) to this Form 10-KSB). The Company's agreement with Ford Motor Company requires it to observe specifications for remanufacturing which are provided by the engineering department of Ford Motor Company. Under the arrangement Ford Motor Company is permitted to inspect for quality control purposes the plant and products of the Company. Universal Mfg. Co. attempts to maintain a rigid program of quality control to assure conformance with the specifications of Ford Motor Company.
The Company's agreement with Ford Motor Company to operate as an authorized distributor of remanufactured products may be cancelled by either party upon thirty days' notice by the Company or upon five days' notice by Ford Motor Company upon the occurrence of certain events described in the agreement.

     The Company carries a substantial inventory of both raw materials and finished parts. Relatively large stocks of raw material parts are required because the Company remanufactures parts which may be as much as 30 years


                               Page 3 of 42 pages
old. The Company's business also requires that a range of finished engines and other parts be maintained at each of its three warehouse facilities in order to serve customers promptly. Each customer is entitled to return purchased items so long as the dollar amount on return items does not exceed 8% of the customer's total annual purchases. All sales are on an account receivable basis with payment due by the 10th day of the following month.

     The Company faces a wide range of competitors selling both new and used engines and parts, including franchises of the other large automotive companies and numerous independent suppliers. Competition is based upon price, service, warranty terms and product performance.

     Under the 1979 amendments to the Clean Air Act, standards have been and are being formulated which apply to automotive engines as newly manufactured. Such regulatory standards have affected and will continue to affect the Company's business by changing the design of the products which the Company remanu-factures. Refer to Item 3--Legal Proceedings for information with respect to the implementation of certain remedial projects which include the separation, removal and transportation of hazardous wastes related primarily to residues from cleaning operations in response to a complaint against the Company filed by the EPA.

     As of July 31, 1995, the Company had 79 employees, all which were full-time employees. In May of 1993 the Company entered into a three year agreement with the United Auto Workers Union ("UAW"), which represents the Company's production employees. This agreement calls for an approximate 5% wage increase starting in November of 1994. The agreement also provides for a reduction in Company provided medical benefits throughout the life of the agreement. Prior to the agreement with the UAW, the Company paid for medical benefits for production employees and their dependents. Under the current agreement with the UAW medical benefits coverage of the production employees' dependents is provided at the employees' expense.

ITEM 2.  DESCRIPTION OF PROPERTY

     The location and general description of the principal plants of the Company are as follows:

     Location                  General Description          Owned or Leased
     --------                  -------------------          ---------------

     Algona, Iowa              Manufacturing Plant          Owned
     Des Moines, Iowa          Warehouse                    Owned
     Peoria, Illinois          Warehouse                    Owned
     Omaha, Nebraska           Warehouse                    Owned

ITEM 3.  LEGAL PROCEEDINGS

     On February 25, 1991, the Company was served with a complaint, compliance order and notice of opportunity for hearing from the United States Environmental Protection Agency ("EPA") Region VII, Kansas City, Kansas. The complaint contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Waste Amendments of 1984 and sought to impose civil penalties against the Company totalling $511,535.

     On May 6, 1994, the Company entered into a Consent Agreement and Consent Order (the "Agreement") with the EPA. The Agreement settled all issues arising under the 1991 complaint. The Company approved the Agreement without admitting the allegations of the complaint and solely to avoid further costs of litigation.

     The Agreement imposed an immediate civil penalty of $32,955 which has been paid by the Company. It also imposed an additional penalty of $176,374, which has been deferred by the EPA pending the Company's performance and EPA's approval of a Supplemental Environmental Project (the "Project") relating to the removal of sludge from, and cleaning of, four wastewater collection pits at the Company's manufacturing facility in Algona, Iowa. The terms of the Agreement called for the entire deferred penalty to be offset and permanently waived upon


                               Page 4 of 42 pages
certain conditions, including completion of the Project to the satisfaction of the EPA and that actual costs of the Project exceed or equal the $149,725 estimate of the Company's engineering firm. In the event that the Company's actual costs for the Project are less than $149,725, the Company will be required to pay an additional penalty equal to 62% of the difference between $149,725, and the amount expended on the Project.

     During July and August of 1994 the Company undertook the Project and incurred costs of $91,076, or $58,649 less than the engineer's estimate, potentially subjecting the Company to a deferred penalty of $36,362. After the sludge was removed, however, additional contamination was found in the largest of the wastewater collection pits. The Company is awaiting direction from the EPA regarding any additional testing, studies or clean-up of the large pit that may be required to complete the Project or otherwise. No estimate of the costs of such work can be made at this time. If the EPA determines that no further work is allowed under the Project, the Company will owe the deferred penalty of $36,362, and it will also be required to perform any additional work required by the EPA. If the EPA authorizes additional work at the large pit to be performed as part of the Project, the costs of such work may be offset against the amount of the deferred penalty.

     The Agreement also required the Company to proceed with preparation and implementation of a closure plan for certain solid waste treatment and storage facilities at its manufacturing facility in Algona, Iowa. This closure was completed by the Company under EPA supervision in February of 1995 at a cost of approximately $20,000. On July 25, 1995, the EPA determined that the closure met all regulatory requirements and released $64,796 in deposits which the Company previously was required to maintain for the costs of closure and for liability assurance purposes under the EPA regulations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No response required.


                               Page 5 of 42 pages

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ADDITIONAL INFORMATION PROVIDED BY THE COMPANY


THE COMPANY'S STOCK

     The Company's stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap Market under the trading symbol UFMG. As of August 25, 1995, there were 284 holders of record of the Company's common stock. The following table lists the dividend declarations on the Company's stock during the last two fiscal years:

                    AMOUNT                        AMOUNT
DATE              PER SHARE       DATE          PER SHARE
------------------------------------------------------------
November 1, 1994    $.15        November 2, 1993    $.15
January 17, 1995     .25        January 18, 1994     .15
April 25, 1995       .20        April 19, 1994       .15
July 18, 1995        .20        July 19, 1994        .15
------------------------------------------------------------
1995 TOTAL           .80        1994 TOTAL          $.60


     The high and low bid and asked prices for the Company's common stock during the last two fiscal years are shown in the adjacent table:

                              HIGH                  LOW
--------------------------------------------------------------
CALENDAR QUARTERS         BID      ASKED       BID       ASKED

3rd Quarter 1993        5 1/4      5 3/4      4 3/4      5 1/4

4th Quarter 1993        6 3/4          8      5 1/8      5 3/4

1st Quarter 1994            7          8      6 1/2          8

2nd Quarter 1994        6 5/8          8      6 5/8      7 3/4

3rd Quarter 1994        6 1/8      7 1/4      6 1/8          7

4th Quarter 1994        6 1/2      7 5/8      6 1/8          7

1st Quarter 1995        8 1/4          9      6 1/2          7

2nd Quarter 1995            8      9 1/4      7 3/4          9

     Information concerning stock prices has been obtained from Kirkpatrick, Pettis, Smith, Polian Inc., which acts as market maker for the Company's stock. The above quotations may reflect inter-dealer prices and may not reflect retail mark-up, or mark-down or commission or necessarily represent actual transactions.


                               Page 6 of 42 pages

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In fiscal 1995 the Company experienced an increase in sales of 13% due to increased sales to other Ford Authorized Remanufacturers and increased sales of Ford Remanufactured distribution products. In fiscal 1994 the Company experienced an increase in sales of 19% due to strong small parts sales to its Ford dealer customers, increased sales to other Ford Authorized Remanufacturers, and increased sales of Ford Remanufactured distribution products.

     Remanufactured engine unit sales in fiscal year 1995 were 2,517, which represents a decrease of 632 units. Engine sales in fiscal 1994 were 3,149.

     Transmission sales increased more than any other product line in fiscal 1995, with unit sales of 2,568, compared to 553 in fiscal 1994. This represents an increase of 2,015 units.

     Other parts units sales in fiscal 1995 were 404,742, compared to 352,469 in fiscal 1994, representing a 52,273 unit sales increase. This sales gain is due to increased unit sales of brake shoes, electric fuel pumps, and Car Care Products. Unit sales to other Ford Authorized Remanufacturers increased 38,679 units.

     We reviewed prices in March, 1995, and selectively increased prices by approximately 2.0%. In July, 1995, we adjusted prices of several part numbers to pass on cost increases of specific component parts. In January, 1994, we increased prices by approximately 3.5%. On September 6, 1994, we passed on price increases we received from our engine supplier, and adjusted brake shoe and window lift motor prices to reflect changes in component part pricing. In January, 1993, we increased prices by approximately 4%. In April of 1993 we raised prices on some brake shoes from 5% to 50% to pass on material cost increases. We will be reviewing our pricing, as usual, in January.

     The Company continues to operate under a three year agreement with the United Auto Workers Union, which represents the production employees. This agreement provided for an approximate 5% wage increase starting in November of 1994.

     Interest income for fiscal 1995 was $15,206; in fiscal 1994 it was $12,977; and in fiscal 1993 it was $19,461. Investment amounts during 1995 were approximately equal to 1994, but available investment rates were slightly higher through most of the year. Investment amounts during 1994 were approximately equal to 1993, but rates were lower.

     The following table shows the comparison for the last five fiscal years of gross profit and selling, general, and administrative expenses as a percentage of net sales. The slight reduction in gross profit percentage was anticipated, as a higher percentage of total sales were sales to other Ford Authorized Remanufacturers and sales of Ford distribution products. These products producea lower margin. Maintenance or reduction of selling, general, and administrative expenses while sales increased resulted in significant reduction of these expenses as a percentage of sales.

         GROSS PROFIT     SELLING, GENERAL AND
         AS PERCENTAGE  ADMINISTRATIVE EXPENSES AS
FISCAL   OF NET SALES    PERCENTAGE OF NET SALES
--------------------------------------------------
1991         26.5               17.5
1992         26.5               17.9
1993         24.9               17.6
1994         21.6               14.6
1995         21.4               12.8

     The following table shows the changes in selected expense categories, included within selling, general and administrative expenses, for the past three fiscal years:


                                            AMOUNT OF INCREASE (DECREASE)
                                               OVER PRIOR FISCAL YEAR
                                             FISCAL YEARS ENDED JULY 31
                                          1995            1994         1993
-----------------------------------------------------------------------------
Salaries & Wages (Other than
 for Officers and Directors)           ($10,187)        $69,612      $15,067
Cost of Group Insurance
 for Employees                          (16,155)        (63,369)      19,590
Officers' and Directors'
 Compensation                            (4,918)         (4,254)       4,507
Repairs and Maintenance
 for Vehicles                             1,964          (5,834)      14,628
Depreciation on Vehicles                (25,424)        (13,640)     (11,313)
Gas and Oil                               2,800          (2,432)      (8,007)
Warehouse Supplies & Expenses            13,037           1,338       (2,925)
Payroll Taxes                               149          (1,056)       9,509
Advertising and Price Lists              (7,264)         (7,519)      (6,057)
Bad Debt Expenses                        (2,228)          2,481      (10,082)
Professional Services                     4,472         (18,124)      41,067
Payroll Insurance                          (168)          8,576        4,205
Insurance-
 Vehicles, Building, Contents            (6,666)         (3,935)      (4,819)
Telephone                                (5,526)          7,199        4,111
Utilities                                (2,676)            (74)       3,377



     The decrease in salaries and wages is due to a change in commission structure for sales personnel, and to fewer personnel included in this pay group. The decrease in group insurance is due to favorable claims experience. The decrease in vehicle depreciation is the result of several units approaching full depreciation. The increase in warehouse expense is from added depreciation expense for material handling equipment at the warehouse locations.


                               Page 7 of 42 pages

     Earnings per share of common stock increased $.06 in fiscal 1995 due to increased sales volume. Earnings increased $.24 in fiscal 1994 due to adjustments from accounting changes. Earnings decreased $.03 in fiscal 1993 due to higher manufacturing costs and higher group health insurance costs.

     The Company's ratio of current assets to current liabilities of over 2.5 to 1 indicates we are maintaining a reasonable level of liquidity. Our inventories in fiscal 1995 were higher than in fiscal 1994. The inventory increase is due to the addition of inventories to support the sale of Ford distribution products. Our total cash and short-term investments at fiscal year-end for the past three years were:

                                    Total of Cash and
        Fiscal Year               Short Term Investments
-------------------------------------------------------
            1995  ...................$278,064
            1994  ...................$708,522
            1993  ...................$739,628


     It is anticipated that certain capital expenditures will be required to maintain or improve quality levels, and updates will be required to the truck fleet. The Company expects continued growth in Ford warranty and service distribution programs to supplement or replace distribution of products remanufactured by the Company, as well as growth in sales of parts to other
Ford Authorized Remanufacturers. This will require investment in additional inventories. Management believes the internal resources of the Company will permit a relatively easy transition to higher levels of inventory if demand requires such levels and should also provide for future capital needs. However, occasional short-term borrowing may be required if there are periods of lower cash flow.

     In connection with the complaint filed by the Environmental Protection Agency (EPA) described in Note 7 of the Notes to Financial Statements, the Company accrued an expense of $149,725 in fiscal 1994 to account for clean up costs or additional penalty as provided in the settlement agreement with the EPA. Portions of this amount were expended in each of fiscal 1994 and 1995, and it is anticipated the remainder will be expended in fiscal 1996.

     The Company had no bank borrowings as of July 31, 1995. Some short-term borrowing was required to purchase additional inventory during the fiscal year to meet new Ford distribution program inventory requirements.


                               Page 8 of 42 pages

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Universal Mfg. Co.:

     We have audited the accompanying balance sheets of Universal Mfg. Co. as of July 31, 1995 and 1994 and the related statements of income and retained earnings and of cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such financial statements present fairly, in all material respects, the financial position of Universal Mfg. Co. as of July 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.
     As discussed in Note 2 to the financial statements, in August 1993, the Company changed its methods of accounting for income taxes and for product cores.


/s/ Deloitte & Touche LLP

Omaha, Nebraska
August 22, 1995


                               Page 9 of 42 pages


UNIVERSAL MFG. CO
--------------------------------------------------------------------------------
BALANCE SHEETS
--------------------------------------------------------------------------------
ASSETS                                                      JULY 31,
                                                  -------------------------
                                                      1995          1994
                                                  -----------    ----------
CURRENT ASSETS:
Cash and cash equivalents                        $    210,467     $ 644,122
Short-term investments (at fair value)                 67,597        64,400
Accounts receivable                                 1,419,177     1,550,465
Inventories (Notes 2 and 3)                         2,523,983     2,320,633
Income taxes recoverable                              109,646             -
                                                  -----------    ----------
Prepaid expenses                                       37,976        84,387
                                                  -----------    ----------
          Total current assets                      4,368,846     4,664,007

DEFERRED INCOME TAXES (Notes 2 and 6)                  42,329        19,743

LEASE RECEIVABLE (Note 4)                              36,249        44,712

PROPERTY - AT COST:
Land                                                  167,429       167,429
Buildings                                           1,075,550     1,080,936
Machinery and equipment                               766,010       646,069
Furniture and fixtures                                196,896       126,927
                                                  -----------    ----------
Trucks and automobiles                                654,321       588,915
          Total property                            2,860,206     2,610,276
                                                  -----------    ----------
Less accumulated depreciation                      (1,854,211)   (1,794,764)
                                                  -----------    ----------
          Property - net                            1,005,995       815,512
                                                  -----------    ----------
                                                  $ 5,453,419  $  5,543,974
                                                  -----------    ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                  $ 1,265,713  $  1,383,558
Dividends payable                                     163,200       122,400
Payroll taxes                                           9,312        11,988
Income taxes payable                                        -       143,848
Accrued compensation                                   88,335       120,627
Accrued local taxes                                    19,690        20,400
                                                  -----------    ----------
           Total current liabilities                1,546,250     1,802,821
                                                  -----------    ----------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value - authorized,
2,000,000 shares; issued
   and outstanding, 816,000 shares                    816,000       816,000
Additional paid-in capital                             17,862        17,862
Retained earnings                                   3,073,307     2,907,291
                                                  -----------    ----------
           Total stockholders' equity               3,907,169     3,741,153
                                                  -----------    ----------

                                                  $ 5,453,419   $ 5,543,974
                                                  -----------    ----------
                                                  -----------    ----------

SEE NOTES TO FINANCIAL STATEMENTS.


                               Page 10 of 42 pages

UNIVERSAL MFG. CO.
--------------------------------------------------------------------------------
STATEMENTS OF INCOME AND RETAINED EARNINGS
--------------------------------------------------------------------------------
THREE YEARS ENDED JULY 31, 1995


                                                                                               1995           1994           1993
                                                                                            ----------     ----------     ----------
NET SALES                                                                                  $14,762,085    $13,118,372    $11,020,437

COST OF GOODS SOLD                                                                          11,600,552     10,286,055      8,279,197
                                                                                            ----------     ----------     ----------
GROSS PROFIT                                                                                 3,161,533      2,832,317      2,741,240

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                                                   1,885,622      1,924,736      1,940,693

EPA PROJECT COSTS (Note 7)                                                                           -        182,680              -
                                                                                            ----------     ----------     ----------
           Total operating expenses                                                          1,885,622      2,107,416      1,940,693
                                                                                            ----------     ----------     ----------
INCOME FROM OPERATIONS                                                                       1,275,911        724,901        800,547

OTHER INCOME:
   Interest (net)                                                                               15,206         12,977         19,461
   Other                                                                                        28,785         71,770         91,098
                                                                                            ----------     ----------     ----------
           Total other income                                                                   43,991         84,747        110,559
                                                                                            ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                                                                   1,319,902        809,648        911,106

INCOME TAXES (Note 6)                                                                          501,086        329,016        338,913
                                                                                            ----------     ----------     ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
   IN ACCOUNTING PRINCIPLES                                                                    818,816        480,632        572,193

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (Note 2)                                       -        284,061              -
                                                                                            ----------     ----------     ----------
NET INCOME                                                                                     818,816        764,693        572,193

RETAINED EARNINGS, BEGINNING OF YEAR                                                         2,907,291      2,632,198      2,549,605
                                                                                            ----------     ----------    ----------
                                                                                             3,726,107      3,396,891      3,121,798

LESS CASH DIVIDENDS -
    ($.80 per share in 1995; $.60 per share in 1994 and 1993)                                  652,800        489,600        489,600
                                                                                            ----------     ----------     ----------
RETAINED EARNINGS, END OF YEAR                                                             $ 3,073,307    $ 2,907,291    $ 2,632,198
                                                                                            ----------     ----------     ----------
                                                                                            ----------     ----------     ----------
EARNINGS PER COMMON SHARE:
   Income before cumulative effect of changes in accounting principles                     $      1.00    $      0.59    $      0.70
   Cumulative effect of changes in accounting principles                                             -           0.35              -
                                                                                            ----------     ----------     ----------
           Net income                                                                      $      1.00    $      0.94    $      0.70
                                                                                            ----------     ----------     ----------
                                                                                            ----------     ----------     ----------
PRO FORMA AMOUNTS ASSUMING THE NEW CORE
   ACCOUNTING METHOD IS APPLIED RETROACTIVELY:
           Net income                                                                      $   818,816    $    480,632   $   598,504
                                                                                            ----------     -----------    ----------
                                                                                            ----------     -----------    ----------
           Earnings per common share                                                       $      1.00    $      0.59    $      0.72
                                                                                            ----------     -----------    ----------
                                                                                            ----------     -----------    ----------

SEE NOTES TO FINANCIAL STATEMENTS.


                               Page 11 of 42 pages

UNIVERSAL MFG. CO.
-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
THREE YEARS ENDED JULY 31, 1995


                                                                                             1995            1994           1993
                                                                                          ----------      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $  818,816      $  764,693     $  572,193
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation                                                                             149,786         165,729        201,121
    Cumulative effect of changes in accounting principles                                          -        (284,061)             -
    Deferred income taxes                                                                    (22,586)         10,100          9,999
    Provision for deferred compensation                                                             -              -            356
    Gain on sale of property                                                                  (4,920)         (34,494)      (79,736)
Effect of changes in operating assets and liabilities:
    Accounts receivable                                                                      131,288         (278,918)     (235,194)
    Inventories                                                                             (203,350)        (326,507)      307,525
    Income taxes recoverable                                                                (109,646)          14,369        (5,910)
    Prepaid expenses                                                                          46,411          (36,203)       (6,326)
    Accounts payable                                                                        (117,845)         673,347         8,367
    Customer deposits                                                                              -                -        28,379
    Payroll taxes                                                                             (2,676)          (2,818)        1,751
    Income taxes payable                                                                    (143,848)         (56,430)            -
    Accrued compensation                                                                     (32,292)           8,988        21,103
    Accrued local taxes                                                                         (710)            (719)         (111)
                                                                                          ----------       ----------    ----------

           Net cash flows from operating activities                                          508,428          617,076       823,517
                                                                                          ----------       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                                                38,724           50,046        97,446
Purchases of property                                                                       (365,610)        (203,828)     (108,489)
Purchases of investments                                                                      (3,197)          (2,165)     (133,106)
Proceeds from maturities of investments                                                            -                -       219,510
                                                                                          ----------       ----------    ----------
           Net cash flows from investing activities                                         (330,083)        (155,947)       75,361
                                                                                          ----------       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred compensation                                                                   -           (4,800)      (12,000)
Payment of dividends                                                                        (612,000)        (489,600)     (489,600)
                                                                                          ----------       ----------    ----------
           Net cash flows from financing activities                                         (612,000)        (494,400)     (501,600)
                                                                                          ----------       ----------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (433,655)         (33,271)      397,278

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               644,122          677,393       280,115
                                                                                          ----------       ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $  210,467       $  644,122    $  677,393
                                                                                          ----------       ----------    ----------
                                                                                          ----------       ----------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Income taxes                                                                          $  729,514       $  359,729    $  335,175
                                                                                           ----------      ----------    -----------
                                                                                           ----------      ----------    -----------
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
    Sale of equipment under a direct financing lease                                               -                -    $   51,593
                                                                                           ----------      ----------    -----------
                                                                                           ----------      ----------    -----------

SEE NOTES TO FINANCIAL STATEMENTS.


                               Page 12 of 42 pages

UNIVERSAL MFG. CO.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
THREE YEARS ENDED JULY 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION - Effective August 1, 1994, Allied Sales Co., a wholly-owned subsidiary of Universal Mfg. Co. (the Company), was dissolved as a separate company and is now a division of the Company. In prior years, the financial statements were presented on a consolidated basis and all material intercompany balances, transactions and profits were eliminated.

   SEGMENT INFORMATION - The Company is engaged in the business of remanufacturing and selling on a wholesale basis remanufactured engines and other remanufactured automotive parts for Ford, Lincoln and Mercury automobiles and trucks. The Company is a franchised remanufacturer for Ford Motor Company with a defined sales territory. The Company purchases the majority of its new raw materials from Ford Motor Company. Remanufactured engines for non-Ford vehicles are also marketed on a limited basis. The principal markets for the Company's products are automotive dealers and jobber supply houses. The Company has no separate segments, major customers, foreign operations or export sales.

   INVENTORIES - Inventories are stated at the lower of cost (last-in, first-out method) or market.

   INVESTMENTS - Short-term investments are considered as either trading securities or available for sale securities and, accordingly, are carried at fair value in the Company's financial statements.

   DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:

   ASSETS                    DEPRECIATION METHOD                LIVES
   ------                    -------------------                -----
   Buildings                  Straight-line and
                              declining-balance             10 - 20 years

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

   CASH EQUIVALENTS - For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

   EARNINGS PER SHARE - Earnings per share have been computed on the weighted average number of shares outstanding during the years (816,000 shares).

   RECLASSIFICATIONS - Certain balances reported in 1994 and 1993 have been reclassified to conform with the current year presentation.

2. CHANGES IN ACCOUNTING PRINCIPLES

   ACCOUNTING FOR INCOME TAXES - Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No.
   109 (SFAS 109), ACCOUNTING FOR INCOME TAXES.   This statement
   supersedes both Accounting Principles Board Opinion No. 11 and SFAS 96, the previous authoritative literature on income tax accounting. The cumulative effect of adopting SFAS 109 on the Company's financial statements was to decrease net income by $29,196 ($.04 per share) for the year ended July 31, 1994.

   PRODUCT CORES - The Company changed it method of accounting for product cores by the establishment of small parts core inventories and the elimination of customer core deposit reserve accounts. These changes will conform the accounting for product cores to the method used for all other classes of inventory, and will provide for a better match of revenues and costs related to small parts sales, which are expected to become more significant as a result of increased sales to other remanufacturers and distribution program sales. The cumulative effect of the accounting change on the Company's financial statements was to increase net income by $313,257 ($.39 per share) for the year ended July 31, 1994.

   INVESTMENTS - During the year ended July 31, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of SFAS No. 115 had no effect on the 1995 financial statements.

3. INVENTORIES

   The major classes of inventory follows were:


                                      1995            1994
                                 --------------  --------------
   Product cores                   $  824,737      $  679,182
   Purchased parts for resale         585,214         441,807
   Raw materials                      580,054         497,331
   Finished engines                   375,322         265,439
   Finished small parts               158,656         436,874
                                 --------------  --------------

                                   $2,523,983      $2,320,633
                                 --------------  --------------
                                 --------------  --------------

   If inventories were valued at the lower of cost (first-in, first-out method) or market, inventories would have been $5,636,290 and $4,555,052 at July 31, 1995 and 1994, respectively.


                               Page 13 of 42 pages

UNIVERSAL MFG. CO.
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------
THREE YEARS ENDED JULY 31, 1995

4. LEASE RECEIVABLE
   On May 26, 1993, the Company, as lessor, entered into a lease agreement with another manufacturer to lease equipment at 8% interest, for a sixty-month period. The total minimum lease payments are $82,120 and the unearned income is $45,871 at July 31, 1995. These amounts are shown on a net basis for financial statement purposes.

5. NOTES PAYABLE
   On January 19, 1995 the Company signed a note for $200,000 with a one year maturity and an interest rate of 8.9% subject to change monthly based on the associated bank's base rate.

   This amount was paid in full and a new note was signed on February 21, 1995 for $400,000. The maturity date on this note was January 19, 1996 and the interest rate was 9.25% subject to change based on the associated bank's base rate. The amount was paid in full prior to July 31, 1995.

6. INCOME TAXES
   The provision for income taxes for the years ended July 31, 1995, 1994 and 1993 is as follows:


                                1995        1994        1993
   Current income taxes       $523,672    $318,916    $328,914
   Deferred income taxes       (22,586)     10,100       9,999
                              --------    --------    --------
   Income tax provision       $501,086    $329,016    $338,913
                              --------    --------    --------
                              --------    --------    --------

   The tax effect of differences in the timing of revenues and expenses for tax and financial statement purposes is as follows:


                                1995        1994        1993
   Depreciation               $      -   $  13,192    $   (994)
   Deferred compensation             -       1,920       4,658
   Uniform inventory
    capitalization             (13,128)     (6,448)     11,279
   Vacation pay accruals         1,834       7,004      (4,577)
   Other                       (11,292)     (5,568)       (367)
                              --------    --------    --------
   Deferred income
    taxes                     $(22,586)  $  10,100    $  9,999
                              --------    --------    --------
                              --------    --------    --------

   A reconciliation between statutory and effective tax rates is as follows:


                                1995        1994        1993
   Income before
    income taxes            $1,319,902    $809,648    $911,106
   Statutory rate                  34%         34%         34%
                              --------    --------    --------
   Income taxes
    at statutory rates         448,767     275,280     309,776
   Tax effect of:
    State taxes                 62,552      32,528      34,357
    Other - net                (10,233)     21,208      (5,220)
                              --------    --------    --------

   Total income taxes         $501,086    $329,016    $338,913
                              --------    --------    --------
                              --------    --------    --------

7. EPA PROJECT COSTS
   In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA) which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleged, among other things, that the Company failed to adequately test and properly transport certain residue of hazardous wastes which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA dated May 6, 1994, which provided for settlement of this complaint.

   This settlement called for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost $149,725. Total costs paid as of July 31, 1995 are $90,113. The remaining amount of $59,612 has been recorded in the accompanying financial statements.


                               Page 14 of 42 pages

Refer to Item 13 for supplemental opinion of Independent Public Accountants and the following schedules:

               Schedule I - Short-Term Investments
               Schedule VIII - Valuation Accounts

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.


                               Page 15 of 42 pages

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held October 31, 1995, is incorporated by reference:

               "Election of Directors" - Pages 2, 3 and 4.
               "Management" - Page 4.
               "Compliance with Section 16(a) of the Securities Exchange Act of 1934" - Page 7.

ITEM 10.  EXECUTIVE COMPENSATION

     The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held October 31, 1995, is incorporated by reference:

               "Compensation of President and Directors" - Pages 4 and 5.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held October 31, 1995, is incorporated by reference:

               "Ownership of Voting Securities by Officers and Directors" -
                Pages 5 and 6.
               "Principal Holders of Voting Securities" - Pages 7 and 8.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No response required.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  List of Exhibits

                         (2)    Plan or acquisition, reorganization,
                                arrangement, liquidation or succession. None required.

                         (3)(i) Articles of Incorporation.  The Articles of
                                Incorporation of the Company are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1980, Page 26, to the Company's Annual Report on
                                Form 10-K for the fiscal year ended July 31, 1986, Pages 15 to 16 and to the Company's Annual Report for the fiscal year ended July 31, 1987, Pages 15 to 16.

                         (ii) Bylaws. The Bylaws of the Company are incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1993, Pages 12-24.

                         (4) Instruments defining the rights of security holders, including indentures. None required.


                               Page 16 of 42 pages

                         (9)    Voting trust agreement.  None required.

                         (10)   Material contracts.

                                (i) The Company's Rent Agreement with Dealers Manufacturing Co., dated May 26, 1993, is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1993, Pages 25-29.

                                (ii) The Company's Authorized Remanufactured Product Distributor Agreement with Ford Motor Company, dated April 1, 1995. See pages 20-38.

                         (11) Statement re: computation of per share earnings. None required.

                         (13) Annual or quarterly reports, Form 10-Q. None required.

                         (16) Letter on change in certifying accountant. None required.

                         (18) Letter on change in accounting principles. None required.

                         (21)   Subsidiaries of the registrant.  None required.

                         (22) Published report regarding matters submitted to vote. None required.

                         (23)   Consent of experts and counsel.  None required.

                         (24)   Power of attorney.  None required.

                         (27)   Financial Data Schedule.  See pages 39.

                         (28) Information from reports furnished to state insurance regulatory authorities. None required.

                         (99) Additional Exhibits. Supplemental Report of Independent Public Accountants and attached financial statement schedules: Schedule I - Short-Term Investments as of July 31, 1995; and
                                Schedule VIII - Valuation Accounts for the three years ended July 31, 1995. See pages 40-42.

                    (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

               In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL MFG. CO.


                               Page 17 of 42 pages

By: /s/ Donald D. Heupel                By: /s/ Gary L. Christiansen
    ---------------------------------       ------------------------------------
   Donald D. Heupel, President, Chief       Gary L. Christiansen, Vice President
   Executive Officer, Chief Financial        and Controller
   Officer and Director

   Date:  October 27, 1995                  Date:  October 27, 1995

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By: /s/ Richard W. Agee                          Date:  October 27, 1995
    -------------------------------
    Richard W. Agee/Director


By: /s/ Anthony H. Kelley                        Date:  October 27, 1995
    -------------------------------
    Anthony H. Kelley/Director


By: /s/ Richard E. McFayden                      Date:  October 27, 1995
    -------------------------------
    Richard E. McFayden/Director


By: /s/ John R. McHugh                           Date:  October 27, 1995
    -------------------------------
    John R. McHugh/Director


By: /s/ Harry W. Meginnis                        Date:  October 27, 1995
    -------------------------------
    Harry W. Meginnis/Director


By: /s/ T. Warren Thompson                       Date:  October 27, 1995
    -------------------------------
    T. Warren Thompson/Director


                               Page 18 of 42 pages

                                  EXHIBIT INDEX

                                                                                                  Sequentially
                                                                                                  Numbered
Exhibit                                                                                           Page
  No.       Description                      Method of Filing                                     Location
-------     -----------                      ----------------                                     --------
 3(i)       Articles of Incorporation        Incorporated by reference to the Company's              --
                                             Annual Report on Form 10-K for the fiscal year
                                             ended July 31, 1980, Page 26, to the Company's
                                             Annual Report on Form 10-K for the fiscal year
                                             ended July 31, 1986, Pages 15-16 and to the
                                             Company's Annual Report for the fiscal year
                                             ended July 31, 1987, Pages 15-16.

 3(ii)      Bylaws                           Incorporated by reference to the Company's              --
                                             Annual Report on Form 10-KSB for the fiscal year
                                             ended July 31, 1993, Pages 12-24.

 10(i)      The Company's Rent               Incorporated by reference to the Company's              --
            Agreement with Dealers           Annual Report on Form 10-KSB for the fiscal year
            Manufacturing Co., dated         ended July 31, 1993, Pages 25-29.
            May 26, 1993



 10(ii)     The Company's Authorized         Filed herewith.                                       20-38
            Remanufactured Product
            Distributor Agreement with
            Ford Motor Company,
            dated April 1, 1995

 27         Financial Data Schedule          Filed herewith.                                         39

 99         Supplemental Report of           Filed herewith.                                       40-42
            Independent Public
            Accountants and attached
            financial statement
            schedules:  Schedule I -
            Short-Term Investments as
            of July 31, 1995; and
            Schedule VIII - Valuation
            Accounts for the three years
            ended July 31, 1995


                               Page 19 of 42 pages