Form 10QSB
period 1995-10-31
UNIVERSAL MANUFACTURING CO
filed 1995-11-30
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For Quarter Ended 10-31-95  Commission File Number 0-2865
                                                               ------

                               UNIVERSAL MFG. CO.
                               ------------------
             (Exact name of Registrant as specified in its Charter)


                     NEBRASKA                        42 0733240
                     --------                        ----------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)


           405 Diagonal St., P. O. Box 190, Algona, Iowa     50511
           ---------------------------------------------     -----
           (Address of principal executive offices)       (Zip Code)


        Registrant's telephone number, including area code (515)-295-3557
                                                           --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.


"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."
                             YES   X       NO
                                 -----        -----

"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date"


           Number of shares outstanding as of 10-31-1995      816,000
                                                              -------
                                                              Common

            Transitional Small Business Disclosed Format (Check One):

                             YES           NO    X
                                  -----        -----

                               UNIVERSAL MFG. CO.
                               ------------------
                                   FORM 10-QSB
                                   -----------
                                      INDEX
                                      -----


Part I   Financial Information                                             Pages
         ---------------------                                             -----

         Item 1.  Financial Statements:


          Balance Sheets - October 31, 1995
            (unaudited) and July 31, 1995                                     3

          Statements of Income and Retained
            Earnings - Three Months Ended October 31, 1995
            and 1994 (unaudited)                                              4


          Statements of Cash Flows -
            Three Months Ended October 31, 1995 and
            1994 (unaudited)                                                  5


          Notes to Financial Statements                                      6-7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               8


Part II  Other Information
         -----------------

         Item 1.  Legal Proceedings                                           8

         Item 2.  Changes in Securities                                       8

         Item 3.  Defaults Upon Senior Securities                             8

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                     8

         Item 5.  Other Information                                           8

         Item 6.  Exhibits and Reports on Form 8-K                            9


Signatures                                                                    9

                          ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS

                                                           October 31,
                                                               1995               July 31,
                                                           (Unaudited)              1995
                                                          --------------         -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $880,716            $210,467
  Short-term investments
   (at amortized cost which approximates market)                    -                67,597
  Accounts receivable - trade (net)                           1,415,201           1,419,177
  Inventories                                                 2,404,158           2,523,983
  Income taxes recoverable                                          -               109,646
  Prepaid expenses                                               40,640              37,976
                                                          --------------         -----------
  Total current assets                                        4,740,715           4,368,846
                                                          --------------         -----------
OTHER ASSET - Deferred income taxes                              42,329              42,329
                                                          --------------         -----------
LEASE RECEIVABLE                                                 33,871              36,249
                                                          --------------         -----------
PROPERTY - At cost
  Land                                                          167,429             167,429
  Buildings                                                   1,075,550           1,075,550
  Machinery and equipment                                       782,032             766,010
  Furniture and fixtures                                        196,846             196,896
  Trucks and automobiles                                        667,753             654,321
                                                          --------------         -----------
  Total property                                              2,889,610           2,860,206
  Less accumulated depreciation                              (1,888,640)         (1,854,211)
                                                          --------------         -----------
  Property - net                                              1,000,970           1,005,995
                                                          --------------         -----------
TOTAL                                                        $5,817,885          $5,453,419
                                                          ==============         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $1,362,768          $1,265,713
  Dividends payable                                             163,200             163,200
  Payroll taxes                                                   8,539               9,312
  Accrued compensation                                           95,437              88,335
  Accrued local taxes                                            12,414              19,690
  Income taxes payable                                          101,424                -
                                                          --------------         -----------
  Total current liabilities                                   1,743,782           1,546,250
                                                          --------------         -----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares                     816,000             816,000
  Additional paid-in capital                                     17,862              17,862
  Retained earnings                                           3,240,241           3,073,307
                                                          --------------         -----------
  Total stockholders' equity                                  4,074,103           3,907,169
                                                          --------------         -----------
TOTAL                                                        $5,817,885          $5,453,419
                                                          ==============         ===========

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                                    Three Months Ended
                                                          ----------------------------------
                                                           October 31,           October 31,
                                                               1995                 1994
                                                          --------------         -----------
NET SALES                                                    $4,428,765          $3,657,762

COST OF GOODS SOLD                                            3,419,194           2,758,541
                                                          --------------         -----------
GROSS PROFIT                                                  1,009,571             899,221

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                       480,745             454,089
                                                          --------------         -----------

INCOME FROM OPERATIONS                                          528,826             445,132
                                                          --------------         -----------

OTHER INCOME:
  Interest                                                        9,413               9,155
  Other Income                                                    2,964               4,010
                                                          --------------         -----------
  Total other income                                             12,377              13,165
                                                          --------------         -----------

INCOME BEFORE INCOME TAXES                                      541,203             458,297

INCOME TAXES                                                    211,069             178,736

                                                          --------------         -----------

NET INCOME                                                      330,134             279,561

RETAINED EARNINGS, Beginning of period                        3,073,307           2,907,291

DIVIDENDS                                                      (163,200)              -
                                                          --------------         -----------
RETAINED EARNINGS, End of period                             $3,240,241          $3,186,852
                                                          ==============         ===========

EARNINGS PER COMMON SHARE:

 Earnings per common share                                        $0.40               $0.34
                                                          ==============         ===========

UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Three Months Ended
                                                          ----------------------------------
                                                           October 31,           October 31,
                                                               1995                 1994
                                                          --------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $330,134            $279,561
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                   48,120              35,009
  Gain on sale of property                                           81                 -
Changes in operating assets and liabilities:
  Accounts receivable - trade                                     3,976             416,471
  Inventories                                                   119,825            (190,224)
  Prepaid expenses                                               (2,664)            (14,022)
  Income taxes recoverable                                      109,646                 -
  Accounts payable                                               97,055            (294,276)
  Payroll taxes                                                    (773)             11,343
  Accrued compensation                                            7,102             (15,319)
  Accrued local taxes                                            (7,276)             20,189
  Income taxes payable                                          101,424              63,736
                                                          --------------         -----------
Net cash flows from operating activities                        806,650             312,468
                                                          --------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                      269                 -
Purchases of property                                           (41,067)            (30,273)
Proceeds from maturities of investments                          67,597                 -
Purchases of investments                                            -                  (786)
                                                          --------------         -----------
Net cash flows from investing activities                         26,799             (31,059)
                                                          --------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                           (163,200)           (122,400)
                                                          --------------         -----------
Net cash flows from financing activities                       (163,200)           (122,400)
                                                          --------------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         670,249             159,009

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                210,467             644,122
                                                          --------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $880,716            $803,131
                                                          ==============         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                       $0                  $0
                                                          ==============         ===========

                               UNIVERSAL MFG. CO.
                          NOTES TO FINANCIAL STATEMENTS
                         AS OF AND FOR THE THREE MONTHS
                             ENDED OCTOBER 31, 1995
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SEGMENT INFORMATION - The Company is engaged in the business of remanufacturing and selling on a wholesale basis remanufactured engines and other remanufactured automobile parts for Ford, Lincoln and Mercury automobiles and trucks. The Company is a franchised remanufacturer for Ford Motor Company with a defined sales territory. The Company purchases the majority of its new raw materials from Ford Motor Company. Remanufactured engines for Non-ford vehicles are also marketed on a limited basis.
     The principal markets for the Company's products are automotive dealers and jobber supply houses. The Company has no separate segments, major customers, foreign operations or export sales.

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

     CASH EQUIVALENTS - For the purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

                                   (UNAUDITED)



     EARNINGS PER SHARE - Earning per share have been computed on the weighted average number of shares outstanding (816,000 shares).

     COMPANY REPRESENTATION - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1995, and the results of operations and cash flows for the three month periods ended October 31, 1995 and 1994. The results of operations for the periods ended October 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1995.

2.   CHANGES IN ACCOUNTING PRINCIPLES

     INVESTMENTS - During the year ended July 31, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of SFAS No. 115 had no effect on the 1995 financial statements.

3.   LEASE RECEIVABLE

     On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum payments are $75,276 and the unearned income is $41,405 at October 31, 1995. These amounts are shown on a net basis for financial statement purposes.

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

     This settlement calls for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of October 31, 1995 are $90,113. The remaining amount of $59,612 has been recorded in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

         Sales for the first quarter, 1996 were 21% higher than for the first quarter a year ago. The sales increase was led by transmission assembly sales increase of $506,000. Other product lines with significant sales increases were electric fuel pumps, air conditioner compressors, and air conditioner compressor clutches.

         Earnings from operations increased due to increased sales volume.

         The higher cash balance for October 31, 1995, compared to July 31, 1995, is because first quarter, 1996 estimated income taxes are due November 15, 1995. Fourth quarter 1995 taxes were paid before quarter end.

PART II

Item 1.  LEGAL PROCEEDINGS:

         With respect to the Supplemental Environmental Project
         (the "SEP") being performed by the Company pursuant to the May 6, 1994 Consent Agreement with the United States Environmental Protection Agency ("EPA"), the Company has paid total costs of $90,113 for work performed. No further direction has been received from the EPA regarding any testing or clean-up that may be required for contamination found in the large pit after the sludge was removed. No estimate of these costs can be made at this time. If the EPA determines that no further work is required under the SEP, the Company will owe a deferred penalty of approximately $32,955 under the terms of the Consent Agreement with the EPA.

         Please refer to the Part I, Item 3 of the Form 10-KSB report for the Company's fiscal year ended July 31, 1995 for further discussion of this matter.

Item 2.  CHANGES IN SECURITIES:                 NONE.

Item 3.  DEFAULTS UPON SENIOR SECURITIES:       NONE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         At the Company's Annual Meeting of Shareholders on October 31, 1995, the following individuals were elected to serve a two year term; Richard W. Agee, Anthony H. Kelly, Richard E. McFayden, and John R. McHugh. The number of votes cast for, against or withheld, as well as the number of abstentions and broker-nonvotes to each person elected as director at the annual meeting is set forth below:

                                                            Abstentions
                                  Votes     Votes Against   and Broker
                                  For       or Withheld     Non-Votes

         Anthony H. Kelly        640,000        5,215          -
         Richard E. McFayden     497,032        3,250          -
         John R. McHugh          489,924        3,650          -
         Richard W. Agee         487,864        5,015          -

         Directors whose term of office continues after the 1995 meeting until the 1996 Annual Meeting of Shareholders include Donald D. Heupel, Harry W. Meginnis, and T. Warren Thompson.

Item 5.  OTHER INFORMATION:                     NONE

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

PART II  CONTINUED



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


                               UNIVERSAL MFG. CO




Date 11-30-95   /s/ Gary L. Christiansen
    ---------   -------------------------------------------------------
                Gary L. Christiansen, Vice President/Treasurer






Date 11-30-95   /s/ Donald D. Heupel
    ---------   -------------------------------------------------------
                Donald D. Heupel, President and Chief Financial Officer