Form 10QSB
period 1996-01-31
UNIVERSAL MANUFACTURING CO
filed 1996-03-13
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For Quarter Ended 01-31-96  Commission File Number 0-2865


                               UNIVERSAL MFG. CO.
             (Exact name of Registrant as specified in its Charter)


                  NEBRASKA                        42 0733240
                  --------                        ----------
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)       Identification No.)


     405 Diagonal St., P. O. Box 190, Algona, Iowa     50511
     --- -------- ---- -- -- -------- ------- ----     -----
     (Address of principal executive offices)       (Zip Code)


        Registrant's telephone number, including area code (515)-295-3557
                                                           --------------

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."

                             YES   X       NO
                                 -----        -----


"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date"


           Number of shares outstanding as of 01-31-1996      816,000
                                                              -------
                                                              Common

            Transitional Small Business Disclosed Format (Check One):

                             YES           NO    X
                                 -----         -----

                               UNIVERSAL MFG. CO.

                                   FORM 10-QSB

                                      INDEX


Part I   Financial Information                                Pages
         --------- -----------                                -----

         Item 1.  Financial Statements:


          Balance Sheets - January 31, 1996
            (unaudited) and July 31, 1995                         3

          Statements of Income and Retained Earnings -
            Six Months Ended January 31, 1996
            and 1995 (unaudited)                                  4

          Statements of Income and Retained Earnings -
            Three Months Ended January 31, 1996
            and 1995 (unaudited)                                  5

          Statements of Cash Flows -
            Six Months Ended January 31, 1996
            and 1995 (unaudited)                                  6

          Statements of Cash Flows -
            Three Months Ended January 31, 1996
            and 1995 (unaudited)                                  7

          Notes to Financial Statements                          8-9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   10


Part II  Other Information
         ----- -----------

         Item 1.  Legal Proceedings                               10

         Item 2.  Changes in Securities                           10

         Item 3.  Defaults Upon Senior Securities                 10

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                         10

         Item 5.  Other Information                               10

         Item 6.  Exhibits and Reports on Form 8-K                10


Signatures                                                        10

                          ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS


                                                             January 31,
                                                                 1996                     July 31,
                                                             (Unaudited)                    1995
                                                          ------------------         ------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $796,001                   $210,467
  Short-term investments (at fair value)                               -                        67,597
  Accounts receivable                                             1,302,121                  1,419,177
  Inventories                                                     2,385,327                  2,523,983
  Income taxes recoverable                                           14,416                    109,646
  Prepaid expenses                                                   25,038                     37,976
                                                          ------------------         ------------------
  Total current assets                                            4,522,903                  4,368,846
                                                          ------------------         ------------------
Deferred Income Taxes                                                42,329                     42,329
                                                          ------------------         ------------------
Lease Receivable                                                     31,384                     36,249
                                                          ------------------         ------------------
PROPERTY - At cost
  Land                                                              167,429                    167,429
  Buildings                                                       1,086,931                  1,075,550
  Machinery and equipment                                           814,626                    766,010
  Furniture and fixtures                                            196,847                    196,896
  Trucks and automobiles                                            679,838                    654,321
                                                          ------------------         ------------------
  Total property                                                  2,945,671                  2,860,206
  Less accumulated depreciation                                  (1,898,703)                (1,854,211)
                                                          ------------------         ------------------
  Property - net                                                  1,046,968                  1,005,995
                                                          ------------------         ------------------
                                                                 $5,643,584                 $5,453,419
                                                          ------------------         ------------------
                                                          ------------------         ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $1,200,042                 $1,265,713
  Dividends payable                                                 163,200                    163,200
  Payroll taxes                                                      35,425                      9,312
  Accrued compensation                                               62,737                     88,335
  Accrued other expenses                                             90,499                     19,690
                                                          ------------------         ------------------
  Total current liabilities                                       1,551,903                  1,546,250
                                                          ------------------         ------------------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares                         816,000                    816,000
  Additional paid-in capital                                         17,862                     17,862
  Retained earnings                                               3,257,819                  3,073,307
                                                          ------------------         ------------------
  Total stockholders' equity                                      4,091,681                  3,907,169
                                                          ------------------         ------------------
                                                                 $5,643,584                 $5,453,419
                                                          ------------------         ------------------
                                                          ------------------         ------------------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)


                                                                        Six Months Ended
                                                          ---------------------------------------------
                                                               January 31,                  January 31,
                                                                   1996                        1995
                                                          ------------------         ------------------
NET SALES                                                        $8,354,560                 $7,099,993

COST OF GOODS SOLD                                                6,582,565                  5,388,556
                                                          ------------------         ------------------
GROSS PROFIT                                                      1,771,995                  1,711,437

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                           963,243                    924,679
                                                          ------------------         ------------------

INCOME FROM OPERATIONS                                              808,752                    786,758
                                                          ------------------         ------------------

OTHER INCOME:
  Interest                                                           21,170                     18,719
  Other income                                                        7,638                      3,669
                                                          ------------------         ------------------
  Total other income                                                 28,808                     22,388
                                                          ------------------         ------------------

INCOME BEFORE INCOME TAXES                                          837,560                    809,146

INCOME TAXES                                                        326,648                    315,567

                                                          ------------------         ------------------
NET INCOME                                                          510,912                    493,579

RETAINED EARNINGS, Beginning of period                            3,073,307                  2,907,291

DIVIDENDS                                                          (326,400)                  (326,400)
                                                          ------------------         ------------------
RETAINED EARNINGS, End of period                                 $3,257,819                 $3,074,470
                                                          ------------------         ------------------
                                                          ------------------         ------------------

EARNINGS PER COMMON SHARE:

 Earnings per common share                                            $0.63                      $0.60
                                                          ------------------         ------------------
                                                          ------------------         ------------------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)


                                                                       Three Months Ended
                                                          ---------------------------------------------
                                                               January 31,                  January 31,
                                                                   1996                        1995
                                                          ------------------         ------------------
NET SALES                                                        $3,925,795                 $3,442,231

COST OF GOODS SOLD                                                3,163,371                  2,630,015
                                                          ------------------         ------------------
GROSS PROFIT                                                        762,424                    812,216

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                           482,498                    470,590
                                                          ------------------         ------------------

INCOME FROM OPERATIONS                                              279,926                    341,626
                                                          ------------------         ------------------

OTHER INCOME:
  Interest                                                           11,757                      9,564
  Other income/(loss)                                                 4,674                       (341)
                                                          ------------------         ------------------
  Total other income                                                 16,431                      9,223
                                                          ------------------         ------------------

INCOME BEFORE INCOME TAXES                                          296,357                    350,849

INCOME TAXES                                                        115,579                    136,831

                                                          ------------------         ------------------
NET INCOME                                                          180,778                    214,018

RETAINED EARNINGS, BEGINNING OF QUARTER                           3,240,241                  3,186,852

DIVIDENDS PAID                                                     (163,200)                  (326,400)
                                                          ------------------         ------------------
RETAINED EARNINGS, END OF QUARTER                                $3,257,819                 $3,074,470
                                                          ------------------         ------------------
                                                          ------------------         ------------------

EARNINGS PER COMMON SHARE:

 Earnings per common share                                            $0.22                      $0.26
                                                          ------------------         ------------------
                                                          ------------------         ------------------

UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                         Six Months Ended
                                                          ---------------------------------------------
                                                               January 31,                  January 31,
                                                                   1996                        1995
                                                          ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $510,912                   $493,579
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                      110,749                     64,490
  Gain on sale of property                                           (1,547)                       -
Changes in operating assets and liabilities:
  Accounts receivable                                               117,056                    522,198
  Inventories                                                       138,656                   (703,576)
  Prepaid expenses                                                   12,938                     50,754
  Income taxes recoverable                                           95,230                     (2,933)
  Lease receivable                                                    4,865                      4,025
  Accounts payable                                                  (65,671)                  (508,806)
  Dividends payable                                                     -                       81,600
  Payroll taxes                                                      26,113                     24,224
  Accrued compensation                                              (25,598)                   (43,201)
  Accrued other expenses                                             70,809                    117,117
  Income taxes payable                                                  -                     (143,848)
                                                          ------------------         ------------------
Net cash flows from operating activities                            994,512                    (44,377)
                                                          ------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                        2,874                        -
Purchases of property                                              (153,049)                  (186,557)
Proceeds from maturities of investments                              67,597                        -
Purchases of investments                                                -                       (1,399)
                                                          ------------------         ------------------
Net cash flows from investing activities                            (82,578)                  (187,956)
                                                          ------------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                               (326,400)                  (326,400)
Proceeds from short term borrowing                                      -                      150,000
                                                          ------------------         ------------------
Net cash flows from financing activities                           (326,400)                  (176,400)
                                                          ------------------         ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             585,534                   (408,733)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    210,467                    644,122
                                                          ------------------         ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $796,001                   $235,389
                                                          ------------------         ------------------
                                                          ------------------         ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                     $231,418                   $462,348
                                                          ------------------         ------------------
                                                          ------------------         ------------------

UNIVERSAL MFG., CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                       Three Months Ended
                                                          ---------------------------------------------
                                                                January 31,                January 31,
                                                                   1996                       1995
                                                          ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $180,778                   $214,018
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                       62,629                     29,481
  Gain on sale of property                                           (1,628)                       -
Changes in operating assets and liabilities:
  Accounts receivable                                               113,080                    105,727
  Inventories                                                        18,831                   (513,352)
  Prepaid expenses                                                   15,602                     64,776
  Income taxes recoverable                                          (14,416)                    (2,933)
  Lease receivable                                                    4,865                      4,025
  Accounts payable                                                 (162,726)                  (115,476)
  Payroll taxes                                                      26,886                     12,881
  Accrued compensation                                              (32,700)                   (27,882)
  Accrued other expenses                                             78,085                     (2,126)
  Income taxes payable                                             (101,424)                  (207,584)
                                                          ------------------         ------------------
Net cash flows from operating activities                            187,862                   (438,445)
                                                          ------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                        2,605                        -
Purchases of property                                              (111,982)                  (156,284)
Purchases of investments                                                -                         (613)
                                                          ------------------         ------------------
Net cash flows from investing activities                           (109,377)                  (156,897)
                                                          ------------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                               (163,200)                  (204,000)
Proceeds from short term borrowing                                  -                          150,000
                                                          ------------------         ------------------
Net cash flows from financing activities                           (163,200)                   (54,000)
                                                          ------------------         ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                               (84,715)                  (649,342)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    880,716                    803,131
                                                          ------------------         ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $796,001                   $153,789
                                                          ------------------         ------------------
                                                          ------------------         ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                     $231,418                   $462,348
                                                          ------------------         ------------------
                                                          ------------------         ------------------

                               UNIVERSAL MFG. CO.
                          NOTES TO FINANCIAL STATEMENTS
                          AS OF AND FOR THE SIX MONTHS
                             ENDED JANUARY 31, 1996
                                   (UNAUDITED)

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

     INVENTORIES - Inventories are stated at the lower of cost (last-in first-out method) or market.

     INVESTMENTS - Short-term investments are considered as either trading securities or available for sale securities and, accordingly, are carried at fair value in the Company's financial statements.

     DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:

     Assets               Depreciation method               Lives
     ------               ------------ ------               -----

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

     COMPANY REPRESENTATION - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1996, and the results of operations and cash flows for the six month periods ended January 31, 1996 and 1995. The results of operations for the periods ended January 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

3.   LEASE RECEIVABLE

     On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum lease payments are $68,433 and the unearned income is $37,049 at January 31, 1996. These amounts are shown on a net basis for financial statement purposes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

        Sales for the second quarter, 1996 were 14% higher than for the second quarter a year ago. The sales increase was led by sales of transmission assemblies and electric fuel pumps. Transmission unit sales were 845 units this year compared to 585 units the second quarter last year. Electic fuel pump unit sales increased to 2212 units from 1212 units sold the second quarter last year.

        Earnings from operations were affected by inventory adjustments, resulting in a more favorable product mix.

        Cash and cash equivalents, inventories, accounts receivable, and accounts payable remained within normal business fluctuations, resulting in cash and cash equivalent reduction of 9.6%.

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


                                UNIVERSAL MFG. CO



Date
    ---------   -------------------------------------------------------
                Gary L. Christiansen, Vice President/Treasurer




Date
    ---------   -------------------------------------------------------
                Donald D. Heupel, President and Chief Financial Officer