Form 10QSB
period 1996-04-30
UNIVERSAL MANUFACTURING CO
filed 1996-06-03
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For Quarter Ended 04-30-96  Commission File Number 0-2865


                               UNIVERSAL MFG. CO.
             (Exact name of Registrant as specified in its Charter)


             NEBRASKA                              42 0733240
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)


     405 DIAGONAL ST., P. O. BOX 190, ALGONA, IOWA       50511
     (Address of principal executive offices)          (Zip Code)


 Registrant's telephone number, including area code (515)-295-3557
                                                    --------------

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."
                                     YES   X       NO
                                         -----        -----

"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date"

     Number of shares outstanding as of 04-30-1996      816,000
                                                        -------
                                                        Common

            Transitional Small Business Disclosed Format (Check One):

                              YES            NO  X
                                  -----        -----

                               UNIVERSAL MFG. CO.
                               --------- ---- ---
                                   FORM 10-QSB
                                   ---- ------
                                      INDEX
                                      -----


Part I    FINANCIAL INFORMATION                                PAGES
          --------- -----------                                -----

          Item 1.  Financial Statements:


           Balance Sheets - April 30, 1996
             (unaudited) and July 31, 1995                         3

           Statements of Income and Retained Earnings -
             Nine Months Ended April 30, 1996
             and 1996 (unaudited)                                  4

           Statements of Income and Retained Earnings -
             Three Months Ended April 30, 1996
             and 1995 (unaudited)                                  5

           Statements of Cash Flows -
             Nine Months Ended April 30, 1996
             and 1995 (unaudited)                                  6

           Statements of Cash Flows -
             Three Months Ended April 30, 1996
             and 1995 (unaudited)                                  7

           Notes to Financial Statements                          8-9


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  10


 Part II  OTHER INFORMATION
          ----- -----------
          Item 1.  Legal Proceedings                              10

          Item 2.  Changes in Securities                          10

          Item 3.  Defaults Upon Senior Securities                10

          Item 4.  Submission of Matters to a Vote of Security
                   Holders                                        10

          Item 5.  Other Information                              10

          Item 6.  Exhibits and Reports on Form 8-K               10


 Signatures                                                       11

                          ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS


                                                      April 30,
                                                         1996          July 31,
                                                     (Unaudited)         1995
                                                     -----------      ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $1,033,483       $210,467
  Short-term investments (at fair value)                       -         67,597
  Accounts receivable                                  1,306,617      1,419,177
  Inventories                                          2,552,844      2,523,983
  Income taxes recoverable                                     -        109,646
  Prepaid expenses                                        12,861         37,976
                                                     -----------      ----------
  Total current assets                                 4,905,805      4,368,846
                                                     -----------      ----------
Deferred Income Taxes                                     42,329         42,329
                                                     -----------      ----------
Lease Receivable                                          28,785         36,249
                                                     -----------      ----------

PROPERTY - At cost
  Land                                                   167,429        167,429
  Buildings                                            1,097,813      1,075,550
  Machinery and equipment                                854,553        766,010
  Furniture and fixtures                                 209,947        196,896
  Trucks and automobiles                                 679,837        654,321
                                                     -----------      ----------
  Total property                                       3,009,579      2,860,206
  Less accumulated depreciation                       (1,947,692)    (1,854,211)
                                                     -----------      ----------
  Property - net                                       1,061,887      1,005,995
                                                     -----------      ----------
                                                      $6,038,806     $5,453,419
                                                     -----------      ----------
                                                     -----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $1,394,536     $1,265,713
  Dividends payable                                      163,200        163,200
  Payroll taxes                                           26,959          9,312
  Accrued compensation                                    73,341         88,335
  Accrued other expenses                                 128,956         19,690
  Income taxes payable                                     4,442             -
                                                     -----------      ----------
  Total current liabilities                            1,791,434      1,546,250
                                                     -----------      ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares              816,000        816,000
  Additional paid-in capital                              17,862         17,862
  Retained earnings                                    3,413,510      3,073,307
                                                     -----------      ----------
  Total stockholders' equity                           4,247,372      3,907,169
                                                     -----------      ----------
                                                      $6,038,806     $5,453,419
                                                     -----------      ----------
                                                     -----------      ----------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)


                                                         Nine Months Ended
                                                    ----------------------------
                                                     April 30,      April 30,
                                                        1996           1995
                                                    ------------    ------------
NET SALES                                            $12,900,800    $10,669,703

COST OF GOODS SOLD                                    10,086,717      8,182,805
                                                    ------------    ------------

GROSS PROFIT                                           2,814,083      2,486,898

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              1,483,394      1,430,774
                                                    ------------    ------------
INCOME FROM OPERATIONS                                 1,330,689      1,056,124
                                                    ------------    ------------
OTHER INCOME:
  Interest                                                31,294         25,746
  Other                                                   10,684         19,275
                                                    ------------    ------------
  Total other income                                      41,978         45,021
                                                    ------------    ------------
INCOME BEFORE INCOME TAXES                             1,372,667      1,101,145

INCOME TAXES                                             542,864        429,447
                                                    ------------    ------------
NET INCOME                                               829,803        671,698

RETAINED EARNINGS, BEGINNING OF PERIOD                 3,073,307      2,907,291

LESS CASH DIVIDENDS                                     (489,600)      (489,600)
                                                    ------------    ------------
RETAINED EARNINGS, END OF PERIOD                      $3,413,510     $3,089,389
                                                    ------------    ------------
                                                    ------------    ------------
EARNINGS PER COMMON SHARE                                  $1.02          $0.82
                                                    ------------    ------------
                                                    ------------    ------------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)


                                                         Three Months Ended
                                                      --------------------------
                                                      April 30,      April 30,
                                                        1996           1995
                                                      -----------    -----------
NET SALES                                             $4,546,240     $3,569,710

COST OF GOODS SOLD                                     3,504,152      2,794,249
                                                      -----------    -----------
GROSS PROFIT                                           1,042,088        775,461

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                520,151        506,095
                                                      -----------    -----------
INCOME FROM OPERATIONS                                   521,937        269,366
                                                      -----------    -----------
OTHER INCOME:
  Interest                                                10,124          7,027
  Other                                                    3,046         15,606
                                                      -----------    -----------
  Total other income                                      13,170         22,633
                                                      -----------    -----------
INCOME BEFORE INCOME TAXES                               535,107        291,999

INCOME TAXES                                             216,216        113,880
                                                      -----------    -----------
NET INCOME                                               318,891        178,119

RETAINED EARNINGS, BEGINNING OF QUARTER                3,257,819      3,074,470

LESS CASH DIVIDENDS                                     (163,200)      (163,200)
                                                      -----------    -----------
RETAINED EARNINGS, END OF QUARTER                     $3,413,510     $3,089,389
                                                      -----------    -----------
                                                      -----------    -----------
EARNINGS PER COMMON SHARE:                                 $0.39          $0.22
                                                      -----------    -----------
                                                      -----------    -----------

UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                         Nine Months Ended
                                                      --------------------------
                                                      April 30,      April 30,
                                                        1996           1995
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $829,803       $671,698
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                           141,993        104,134
  Gain on sale of property                                (1,547)       (13,275)
Changes in operating assets and liabilities:
  Accounts receivable                                    112,560        395,608
  Inventories                                            (28,861)      (464,032)
  Prepaid expenses                                        25,115         75,631
  Income taxes recoverable                               109,646        (42,664)
  Lease receivable                                         7,464          6,192
  Accounts payable                                       128,823       (568,874)
  Dividends payable                                          -           40,800
  Payroll taxes                                           17,647         (1,337)
  Accrued compensation                                   (14,994)       (33,964)
  Accrued other expenses                                 109,266        126,383
  Income taxes payable                                     4,442       (143,848)
                                                      -----------    -----------
Net cash flows from operating activities               1,441,357        152,452
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                             2,874         23,940
Purchases of property                                   (199,212)      (312,442)
Proceeds from maturities of investments                   67,597            -
Purchases of investments                                     -           (2,226)
                                                      -----------    -----------
Net cash flows from investing activities                (128,741)      (290,728)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                    (489,600)      (489,600)
Proceeds from short term borrowing                             -        250,000
                                                      -----------    -----------
Net cash flows from financing activities                (489,600)      (239,600)
                                                      -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  823,016       (377,876)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         210,467        644,122
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,033,483       $266,246
                                                      -----------    -----------
                                                      -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                          $428,776       $615,959
                                                      -----------    -----------
                                                      -----------    -----------

UNIVERSAL MFG., CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                         Three Months Ended
                                                      --------------------------
                                                      April 30,      April 30,
                                                        1996           1995
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $318,891       $178,119
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                            31,244         39,644
  Gain on sale of property                                   -          (13,275)
Changes in operating assets and liabilities:
  Accounts receivable                                     (4,496)      (126,590)
  Inventories                                           (167,517)       239,544
  Prepaid expenses                                        12,177         24,877
  Income taxes recoverable                                14,416          2,167
  Lease receivable                                         2,599        (39,731)
  Accounts payable                                       194,494        (60,068)
  Dividends payable                                          -          (40,800)
  Payroll taxes                                           (8,466)       (25,561)
  Accrued compensation                                    10,604          9,237
  Accrued other expenses                                  38,457          9,266
  Income taxes payable                                     4,442            -
                                                      -----------    -----------
Net cash flows from operating activities                 446,845        196,829
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                               -           23,940
Purchases of property                                    (46,163)      (125,885)
Purchases of investments                                     -             (827)
                                                      -----------    -----------
Net cash flows from investing activities                 (46,163)      (102,772)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                    (163,200)      (163,200)
Proceeds from short term borrowing                           -          100,000
                                                      -----------    -----------
Net cash flows from financing activities                (163,200)       (63,200)
                                                      -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                    237,482         30,857

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         796,001        235,389
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,033,483       $266,246
                                                      -----------    -----------
                                                      -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                          $197,357       $153,611
                                                      -----------    -----------
                                                      -----------    -----------

                               UNIVERSAL MFG. CO.
                          NOTES TO FINANCIAL STATEMENTS
                          AS OF AND FOR THE NINE MONTHS
                              ENDED APRIL 30, 1996
                                   (UNAUDITED)

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

     INVENTORIES - Inventories are stated at the lower of cost (last- in first-out method) or market.

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

     COMPANY REPRESENTATION - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1996, and the results of operations and cash flows for the nine month periods ended April 30, 1996 and 1995. The results of operations for the periods ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


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

3.   LEASE RECEIVABLE

     On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum lease payments are $61,589 and the unearned income is $32,804 at April 30, 1996. These amounts are shown on a net basis for financial statement purposes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

          Sales for the third quarter, 1996 were 27% higher than for the third quarter a year ago. The sales increase was led by sales of transmission assemblies and electric fuel pumps. Transmission unit sales were 923 units this year compared to 709 units the third quarter last year. Electric fuel pump unit sales increased to 3734 units from 1480 units sold the third quarter last year.

          The 77% increase in income from operations was due to increased sales and to successful production cost cutting efforts.

          Cash and cash equivalents were about $800,000 higher than at the beginning of the fiscal year. This increase is due to increased earnings, reduced income tax payments due to credits from prior years, and investment in inventories a year ago. Inventories, accounts receivable, and accounts payable remained within normal business fluctuations.

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

Item 2.   CHANGES IN SECURITIES:                 NONE.
                                                 ------
Item 3.   DEFAULTS UPON SENIOR SECURITIES:       NONE.
                                                 ------
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:   NONE.
                                                                 ------
Item 5.   OTHER INFORMATION:

          On April 29, 1996, the production employees ratified a new three year collective bargaining agreement. This agreement was subsequently signed, and went into effect May 5, 1996. This agreement provides for wage increases of 2.5%, 2.6% and 2.7% respectively at the beginning of each year of the agreement. Other changes were not significant.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a) Exhibits:      NONE
                             ------
          (b) Reports on Form 8-K:
              The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNIVERSAL MFG. CO



Date 6-3-96     /s/ Gary L. Christiansen
    ---------   -------------------------------------------------------
                Gary L. Christiansen, Vice President/Treasurer



Date 6-3-96     /s/ Donald D. Heupel
    ---------   -------------------------------------------------------
                Donald D. Heupel, President and Chief Financial Officer