Form 10KSB
period 1996-07-31
UNIVERSAL MANUFACTURING CO
filed 1996-10-29
CIK 102049

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended July 31, 1996

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to_______________________

Commission file number 0-2865

                                  UNIVERSAL MFG. CO.
                                  ------------------
                    (Name of small business issuer in its charter)

        Nebraska                                                 42-0733240
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


405 Diagonal Street, Algona, Iowa                                     50511
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for its most recent fiscal year.  $17,678,542

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Common Stock ($1.00 par value) - $11,526,000 for October 1, 1996.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock ($1.00 par value) - 816,000 shares as of October 25, 1996.

               This document consists of 22 pages.  Page 1 of 22 pages.

                           See Page 22 for Exhibit Index

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the annual meeting of shareholders to be held October 29, 1996, are incorporated by reference in Part III.

      Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                 ----     ---

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

    (b) The Company is engaged in the business of selling on a wholesale basis remanufactured automotive parts for Ford, Lincoln and Mercury automobiles and trucks. It is a franchised remanufacturer for Ford Motor Company. Used automotive parts are the basic raw materials. The principal markets for the Company's products are automotive dealers, parts jobber supply houses and other Ford Authorized Remanufacturers. The Company has refocused its distribution efforts from parts jobber supply houses to independent warehouse distributors and warehouses. In addition to its remanufacturing activities, the Company also sells, under a warehouse distributorship agreement with Ford Motor Company, clutches, pressure plates, torque converters, transmissions, engine assemblies, remanufactured diesel parts and Ford branded car care products.

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

    As an authorized distributor of remanufactured products, the Company's competitive position is strongly related to that of Ford Motor Company. As of April 1, 1995, the Company entered into an Authorized Remanufactured Product Distributor Agreement with Ford Motor Company. A copy of such agreement is attached as Exhibit 10(ii) to the Form 10-KSB for the fiscal year ended July 31, 1995. Among other things, the agreement provides that a Ford dealer may purchase products from any Ford authorized remanufacturer and the agreement changed the designation of the Company's status with respect to Ford Motor Company from remanufacturer to distributor, with remanufacturing activities to be governed by a specific annexed agreement (a copy of which is attached as part of Exhibit 10(ii) to the Form 10-KSB for the fiscal year ended July 31, 1995). The Company's agreement with Ford Motor Company requires it to observe specifications for remanufacturing which are provided by the engineering department of Ford Motor Company. Under the arrangement Ford Motor Company is permitted to inspect for quality control purposes the plant and products of the Company. Universal Mfg. Co. attempts to maintain a rigid program of quality control to assure conformance with the specifications of Ford Motor Company.
The Company's agreement with Ford Motor Company to operate as an authorized distributor of remanufactured products may be cancelled by either party upon thirty days' notice by the Company or upon five days' notice by Ford Motor Company upon the occurrence of certain events described in the agreement.

    The Company carries a substantial inventory of both raw materials and finished parts. Relatively large stocks of raw material parts are required because the Company remanufactures parts which may be as much as 30 years old. The Company's business also requires that a range of finished engines and other parts be maintained at each of its three warehouse facilities in order to serve customers promptly. Each customer is entitled to return purchased items so long as the dollar amount on return items does not exceed 5% of the customer's total annual purchases. All sales are on an account receivable basis with payment due by the 10th day of the following month.

    The Company faces a wide range of competitors selling both new and used engines and parts, including franchises of the other large automotive companies and numerous independent suppliers. Competition is based upon price, service, warranty terms and product performance.

    Under the 1979 amendments to the Clean Air Act, standards have been and are being formulated which apply to automotive engines as newly manufactured. Such regulatory standards have affected and will continue to affect the Company's business by changing the design of the products which the Company remanufactures. Refer to Item 3--Legal Proceedings for information with respect to the implementation of certain remedial projects which include the separation, removal and transportation of hazardous wastes related primarily to residues from cleaning operations in response to a complaint against the Company filed by the EPA.

    As of July 31, 1996, the Company had 84 employees, all which were full-time employees. In May of 1993 the Company entered into a three year agreement with the United Auto Workers Union ("UAW"), which represents the Company's production employees. Effective May 5, 1996, the Company entered into a new three year agreement with the UAW. The agreement calls for 2.6% hourly wage increases of $.25, $.27 and $.29 on May 5 of each year of the agreement.

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

    The Agreement imposed an immediate civil penalty of $32,955 which has been paid by the Company. It also imposed an additional penalty of $176,374, which has been deferred by the EPA pending the Company's performance and EPA's approval of a Supplemental Environmental Project (the "Project") relating to the removal of sludge from, and cleaning of, four wastewater collection pits at the Company's manufacturing facility in Algona, Iowa. The terms of the Agreement called for the entire deferred penalty to be offset and permanently waived upon certain conditions, including completion of the Project to the satisfaction of the EPA and that actual costs of the Project exceed or equal the $149,725 estimate of the Company's engineering firm. In the event that the Company's actual costs for the Project are less than $149,725, the Company will be required to pay an additional penalty equal to 62% of the difference between $149,725, and the amount expended on the Project.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No response required.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


THE COMPANY'S STOCK

     The Company's stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap Market under the trading symbol UFMG. As of August 23, 1996, there were 278 holders of record of the Company's common stock. The following table lists the dividend declarations on the Company's stock during the last two fiscal years:


                     AMOUNT                                  AMOUNT
DATE              PER SHARE             DATE              PER SHARE
-------------------------------------------------------------------
October 31, 1995       $.20             November 1, 1994       $.15
January 16, 1996        .20             January 17, 1995        .25
April 23, 1996          .20             April 25, 1995          .20
July 16, 1996           .25             July 18, 1995           .20
-------------------------------------------------------------------
1996 TOTAL             $.85             1995 TOTAL             $.80


     The high and low bid and asked prices for the Company's common stock during the last two fiscal years are shown in the adjacent table:

                                 HIGH                          LOW
---------------------------------------------------------------------------
CALENDAR QUARTERS        BID            ASKED          BID            ASKED

3rd Quarter 1994         6 1/8          7 1/4          6 1/8          7
4th Quarter 1994         6 1/2          7 5/8          6 1/8          7
1st Quarter 1995         8 1/4          9              6 1/2          7
2nd Quarter 1995         8              9 1/4          7 3/4          9
3rd Quarter 1995         8 1/2          10             7 3/4          9
4th Quarter 1995         8 1/2          10             8 1/2          10
1st Quarter 1996         8 1/2          10             8 1/2          10
2nd Quarter 1996         10             11 1/4         8 1/2          10

Information concerning stock prices for fiscal year 1996 was obtained from The NASDAQ Stock Market, Inc. Information concerning stock prices for fiscal year 1995 was obtained from Kirkpatrick, Pettis, Smith & Polian, which acts as a market maker in the Company's stock. The above quotations may reflect inter-dealer prices and may not reflect retail mark-up, or mark-down or commission or necessarily represent actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     In fiscal 1996, the Company experienced an increase in sales of 20% due to continued increases in sales of Ford Remanufactured distribution products and sales to other Ford Authorized Remanufacturers. In fiscal 1995 the Company experienced an increase in sales of 13% due to increased sales to other Ford Authorized Remanufacturers and increased sales of Ford Remanufactured distribution products.

     Sales of Ford Remanufactured distribution products in fiscal 1996 were $5,439,309 compared to $3,542,364 in fiscal 1995. Sales to other Ford Authorized Remanufacturers increased to $2,052,650 in fiscal 1996 from $1,361,018 in fiscal 1995.

     Transmission unit sales increased by 1,187 in fiscal year 1996 to 3,755 units. Transmission sales in fiscal 1995 were 2,568, an increase of 2,015 over the previous year.

     Remanufactured engine unit sales in fiscal year 1996 were 2,797, which represents an increase of 280 units. Engine sales in fiscal 1995 were 2,517.

     Unit sales increases in fiscal year 1996 were led by electric fuel pumps, with sales of 16,473 units. This represents an increase of 8,754 units.

     Prices were reviewed in February, 1996, and were selectively increased by approximately 5%. In July, 1996, brake shoe prices were reduced to adjust to market trends. In March, 1995, prices were increased by approximately 2%. In July, 1995, prices were adjusted on several part numbers to pass on cost increases of specific component parts. In January, 1994, prices were increased by approximately 3.5%. In September, 1994, price increases received from our engine supplier were passed on, and brake shoe and window lift motor prices were adjusted to reflect changes in component part pricing.

     In May, 1996, the Company and the United Auto Workers Union, which represents the production employees, reached a new three year agreement. This agreement provides for approximate wage increases of 2.6% each year of the agreement.

     Net interest income for fiscal 1996 was $31,153; in fiscal 1995 it was $15,206; and in fiscal 1994 it was $12,977. Investment amounts were higher during fiscal 1996 than during fiscal 1995, and available rates were approximately equal. Investment amounts during 1995 were approximately equal to 1994, but available interest rates were slightly higher through most of the year.

     The following table shows the comparison for the last five fiscal years of gross profit and selling, general and administrative expenses as a percentage of net sales. Increased sales volume from Ford distribution products and sales to other Ford Authorized Remanufacturers allowed for continued reduction in selling, general and administrative expenses as a percentage of sales.

                        GROSS PROFIT                   SELLING, GENERAL AND
FISCAL                  AS PERCENTAGE               ADMINISTRATIVE EXPENSES AS
 YEAR                    OF NET SALES                 PERCENTAGE OF NET SALES
------------------------------------------------------------------------------
 1992                       26.5                               17.9
 1993                       24.9                               17.6
 1994                       21.6                               14.6
 1995                       21.4                               12.8
 1996                       21.7                               11.4

     The following table shows the changes in selected expense categories, included within selling, general and administrative expenses, for the past three fiscal years:

                                                                              AMOUNT OF INCREASE (DECREASE)
                                                                                 OVER PRIOR FISCAL YEAR
                                                                               FISCAL YEARS ENDED JULY 31
                                                                        1996                1995                1994
---------------------------------------------------------------------------------------------------------------------
Salaries and Wages (Other than for Officers and Directors)             $2,700            ($10,187)            $69,612
Cost of Group Insurance for Employees                                  19,778             (16,155)            (63,369)
Officers' and Directors' Compensation                                  28,173              (4,918)             (4,254)
Repairs and Maintenance for Vehicles                                   (1,697)              1,964              (5,834)
Depreciation on Vehicles                                                9,453             (25,424)            (13,640)
Gas and Oil                                                            (3,808)              2,800              (2,432)
Warehouse Supplies & Expenses                                           2,656              13,037               1,338
Payroll Taxes                                                           3,986                 149              (1,056)
Advertising and Price Lists                                            19,502              (7,264)             (7,519)
Bad Debt Expenses                                                        (253)             (2,228)              2,481
Professional Services                                                 (20,346)              4,472             (18,124)
Payroll Insurance                                                     (13,426)               (168)              8,576
Insurance -- Vehicles, Building, Contents                              (1,717)             (6,666)             (3,935)
Telephone                                                               7,133              (5,526)              7,199
Utilities                                                               2,773              (2,676)                (74)
Freight                                                                46,491              45,566               -----

     The increase in group insurance is due to higher claim costs, as 1995 was a year of very favorable claims experience. The increase in officers' and directors' compensation was due to higher commissions paid, and to higher salary paid to one officer. The increase in vehicle depreciation is from upgrading of the delivery fleet. The increase in advertising and price lists is due to two promotion programs during the fiscal year. The decrease in professional services is due to unusual consulting costs associated with environmental pro-

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

jects and tax preparation during fiscal 1995. The increase in freight costs are due to policy changes which result in more products being shipped on a prepaid basis.

     Earnings per share of common stock increased $.39 in fiscal 1996 due to increased sales volume and to a slight improvement in gross margin. Earnings increased $.06 in fiscal 1995 also due to increased sales volume. Earnings increased $.24 in fiscal 1994 due to adjustments from accounting changes.

     The Company's ratio of current assets to current liabilities of over 2.5 to 1 indicates we are maintaining a reasonable level of liquidity. Our inventories in fiscal 1996 were lower than in fiscal 1995, although sales volumes were higher. Our total cash and short-term investments at fiscal year-end for the past three years were:


                                                  TOTAL OF CASH AND
  FISCAL YEAR                                     SHORT TERM INVESTMENTS
------------------------------------------------------------------------
     1996. . . . . . . . . . . . . . . . . . . .          $934,072
     1995. . . . . . . . . . . . . . . . . . . .          $278,064
     1994. . . . . . . . . . . . . . . . . . . .          $708,522


     It is anticipated that certain capital expenditures will be required to maintain or improve quality levels, to increase production levels of some product lines, and updates to the truck fleet will continue. Continued growth in Ford distribution programs may require investment in additional inventories. Management believes the internal resources of the Company will permit a relatively easy transition to higher levels of inventory if demand requires such levels and should also provide for future capital needs.

     In connection with the complaint filed by the Environmental Protection Agency (EPA) described in Note 7 of the Notes to Consolidated Financial Statements, the Company accrued an expense of $149,725 in fiscal 1994 to account for clean-up costs or additional penalty as provided in the settlement agreement with the Environmental Protection Agency (EPA). Portions of this amount were expended in each of fiscal 1994 and 1995. It is unknown when additional expenditures will be required.

     The Company had no bank borrowings during the fiscal year ended July 31, 1996.

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Universal Mfg. Co.:

We have audited the accompanying balance sheets of Universal Mfg. Co. as of July 31, 1996 and 1995 and the related statements of income and retained earnings and of cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Universal Mfg. Co. at July 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in August 1993, the Company changed its methods of accounting for income taxes and for product cores.



/s/ Deloitte & Touche LLP

Omaha, Nebraska
August 16, 1996


UNIVERSAL MFG. CO.

BALANCE SHEETS
JULY 31, 1996 AND 1995
-------------------------------------------------------------------------------------------

ASSETS                                                               1996           1995
CURRENT ASSETS:
 Cash and cash equivalents                                      $   934,072     $   210,467
 Short-term investments (at fair value)                                   -          67,597
 Accounts receivable                                              1,654,992       1,419,177
 Inventories (Notes 2 and 3)                                      2,479,713       2,523,983
 Income taxes recoverable                                                 -         109,646
 Prepaid expenses                                                    50,282          37,976
                                                               ------------    ------------
      Total current assets                                        5,119,059       4,368,846
                                                               ------------    ------------

DEFERRED INCOME TAXES (Notes 2 and 6)                                42,329          42,329

LEASE RECEIVABLE (Note 4)                                            26,073          36,249

PROPERTY - At cost:
 Land                                                               120,499         167,429
 Buildings                                                        1,099,594       1,075,550
 Machinery and equipment                                            899,997         766,010
 Furniture and fixtures                                             209,947         196,896
 Trucks and automobiles                                             699,240         654,321
                                                               ------------    ------------
      Total property                                              3,029,277       2,860,206
 Less accumulated depreciation                                   (1,985,407)     (1,854,211)
                                                               ------------    ------------
      Property - net                                              1,043,870       1,005,995
                                                               ------------    ------------

                                                                $ 6,231,331     $ 5,453,419
                                                               ------------    ------------
                                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                               $ 1,507,944     $ 1,265,713
 Dividends payable                                                  204,000         163,200
 Payroll taxes                                                       10,539           9,312
 Income taxes payable                                                56,790             -
 Accrued compensation                                                90,046          88,335
 Accrued local taxes                                                 13,984          19,690
                                                               ------------    ------------
      Total current liabilities                                   1,883,303       1,546,250
                                                               ------------    ------------
STOCKHOLDERS' EQUITY:
 Common stock, $1 par value - authorized, 2,000,000
  shares; issued and outstanding, 816,000 shares                    816,000         816,000
 Additional paid-in capital                                          17,862          17,862
 Retained earnings                                                3,514,166       3,073,307
                                                               ------------    ------------
      Total stockholders' equity                                  4,348,028       3,907,169
                                                               ------------    ------------

                                                                $ 6,231,331     $ 5,453,419
                                                               ------------    ------------
                                                               ------------    ------------



See notes to financial statements.


UNIVERSAL MFG. CO.

STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE YEARS ENDED JULY 31, 1996
---------------------------------------------------------------------------------------------------------

                                                          1996                1995                1994
NET SALES                                            $ 17,678,542        $ 14,762,085        $ 13,118,372

COST OF GOODS SOLD                                     13,836,818          11,600,552          10,286,055
                                                    -------------       -------------       -------------

GROSS PROFIT                                            3,841,724           3,161,533           2,832,317

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            2,019,079           1,885,622           1,924,736

EPA PROJECT COSTS (Note 7)                                      -                   -             182,680
                                                    -------------       -------------       -------------
     Total operating expenses                           2,019,079           1,885,622           2,107,416
                                                    -------------       -------------       -------------

INCOME FROM OPERATIONS                                  1,822,645           1,275,911             724,901

OTHER INCOME:
 Interest (net)                                            31,153              15,206              12,977
 Other                                                     35,152              28,785              71,770
                                                    -------------       -------------       -------------
     Total other income                                    66,305              43,991              84,747
                                                    -------------       -------------       -------------

INCOME BEFORE INCOME TAXES                              1,888,950           1,319,902             809,648

INCOME TAXES (Note 6)                                     754,491             501,086             329,016
                                                    -------------       -------------       -------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES                                  1,134,459             818,816             480,632

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
 PRINCIPLES (Note 2)                                            -                   -             284,061
                                                    -------------       -------------       -------------

NET INCOME                                              1,134,459             818,816             764,693

RETAINED EARNINGS, BEGINNING OF YEAR                    3,073,307           2,907,291           2,632,198
                                                    -------------       -------------       -------------
                                                        4,207,766           3,726,107           3,396,891

LESS CASH DIVIDENDS - ($.85, $.80 and $.60 per
 share in 1996, 1995 and 1994, respectively)              693,600             652,800             489,600
                                                    -------------       -------------       -------------

RETAINED EARNINGS, END OF YEAR                       $  3,514,166        $  3,073,307        $  2,907,291
                                                    -------------       -------------       -------------
                                                    -------------       -------------       -------------

EARNINGS PER COMMON SHARE:
 Income before cumulative effect of changes
  in accounting principles                           $       1.39        $       1.00        $       0.59
 Cumulative effect of changes in
  accounting principles                                         -                   -                0.35
                                                    -------------       -------------       -------------


     Net income                                      $       1.39        $       1.00        $       0.94
                                                    -------------       -------------       -------------
                                                    -------------       -------------       -------------

PRO FORMA AMOUNTS ASSUMING THE NEW CORE
 ACCOUNTING METHOD IS APPLIED RETROACTIVELY:
  Net income                                         $  1,134,459        $    818,816        $    480,632
                                                    -------------       -------------       -------------
                                                    -------------       -------------       -------------

  Earnings per common share                          $       1.39        $       1.00        $       0.59
                                                    -------------       -------------       -------------
                                                    -------------       -------------       -------------



See notes to financial statements.


UNIVERSAL MFG. CO.

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JULY 31, 1996
-------------------------------------------------------------------------------------------------------------------

                                                                         1996             1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $  1,134,459       $  818,816        $  764,693
 Adjustments to reconcile net income to net cash
  from operating activities:
  Depreciation                                                           184,406          149,786           165,729
  Cumulative effect of changes in accounting principles                     -                -             (284,061)
  Deferred income taxes                                                     -             (22,586)           10,100
  Gain on sale of property                                               (14,634)          (4,920)          (34,494)
  Effect of changes in operating assets and liabilities:
   Accounts receivable                                                  (235,815)         131,288          (278,918)
   Inventories                                                            44,270         (203,350)         (326,507)
   Income taxes recoverable                                              109,646         (109,646)           14,369
   Prepaid expenses                                                      (12,306)          46,411           (36,203)
   Accounts payable                                                      242,231         (117,845)          673,347
   Dividends payable                                                      40,800           40,800              -
   Payroll taxes                                                           1,227           (2,676)           (2,818)
   Income taxes payable                                                   56,790         (143,848)          (56,430)
   Accrued compensation                                                    1,711          (32,292)            8,988
   Accrued local taxes                                                    (5,706)            (710)             (719)
                                                                    ------------       ----------        ----------
      Net cash flows from operating activities                         1,547,079          508,428           617,076
                                                                    ------------       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                                           81,063           38,724            50,046
 Purchases of property                                                  (278,534)        (365,610)         (203,828)
 Purchases of investments                                                   -              (3,197)           (2,165)
 Proceeds from maturities of investments                                  67,597             -                 -
                                                                    ------------       ----------        ----------
      Net cash flows from investing activities                          (129,874)        (330,083)         (155,947)
                                                                    ------------       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of deferred compensation                                           -                -               (4,800)
 Payment of dividends                                                   (693,600)        (652,800)         (489,600)
                                                                    ------------       ----------        ----------
      Net cash flows from financing activities                          (693,600)        (652,800)         (494,400)
                                                                    ------------       ----------        ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  723,605         (433,655)          (33,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           210,467          644,122           677,393
                                                                    ------------       ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  934,072       $  210,467        $  644,122
                                                                    ------------       ----------        ----------
                                                                    ------------       ----------        ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Income taxes                                                        $  595,805       $  729,514        $  359,729
                                                                    ------------       ----------        ----------
                                                                    ------------       ----------        ----------



See notes to financial statements.

UNIVERSAL MFG. CO.

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED JULY 31, 1996
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - Effective August 1, 1994, Allied Sales Co., a wholly-owned subsidiary of Universal Mfg. Co. (the Company), was dissolved as a separate company and is now a division of the Company. For the year ended July 31, 1994 and prior years, the financial statements were presented on a consolidated basis and all material intercompany balances, transactions and profits were eliminated.

     NATURE OF OPERATIONS - The Company is engaged in the business of remanufacturing and selling on a wholesale basis remanufactured engines and other remanufactured automotive parts for Ford, Lincoln and Mercury automobiles and trucks. The Company is a franchised remanufacturer for Ford Motor Company with a defined sales territory. The Company purchases the majority of its new raw materials from Ford Motor Company. Remanufactured engines for non-Ford vehicles are also marketed on a limited basis. The principal markets for the Company's products are automotive dealers and jobber supply houses. The Company has no separate segments, major customers, foreign operations or export sales.

     USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES - Inventories are stated at the lower of cost (last-in, first-out method) or market.

     INVESTMENTS - Short-term investments are considered as either trading securities or available for sale securities and, accordingly, are carried at fair value in the Company's financial statements.

     DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:

            ASSETS                 DEPRECIATION METHOD           LIVES

        Buildings                  Straight-line and
                                   declining-balance          10-20 years

        Machinery and equipment    Declining-balance           7-10 years

        Furniture and fixtures     Declining-balance           5-7 years

        Trucks and automobiles     Declining-balance           3-5 years



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

     FINANCIAL INSTRUMENTS - Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the values at which they are recorded are considered to be reasonable estimates of their fair values.

     EARNINGS PER SHARE - Earnings per share have been computed on the weighted average number of shares outstanding during the years (816,000 shares).

     RECLASSIFICATIONS - Certain balances reported in 1995 and 1994 have been reclassified to conform with the current year presentation.

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

3.   INVENTORIES

     The major classes of inventory are as follows:

                                                        1996         1995

      Product cores                                 $  889,164   $  824,737
      Raw materials                                    496,439      580,054
      Finished engines                                 208,295      375,322
      Finished small parts                             885,815      743,870
                                                    ----------   ----------

                                                    $2,479,713   $2,523,983
                                                    ----------   ----------
                                                    ----------   ----------

     If inventories were valued at the lower of cost (first-in, first-out method) or market, inventories would have been $5,483,024 and $5,636,290 at July 31, 1996 and 1995, respectively.

4.   LEASE RECEIVABLE

     On May 26, 1993, the Company, as lessor, entered into a lease agreement with another manufacturer to lease equipment at 8% interest, for a sixty-month period. The total minimum lease payments are $54,746 and the unearned income is $28,673 at July 31, 1996. These amounts are shown on a net basis for financial statement purposes.

5.   NOTES PAYABLE

     The Company has in place a revolving line of credit aggregating $400,000 which expires in January 1997. The interest rate was 9% as of July 31, 1996 and is subject to change based on the associated bank's base rate. There were no outstanding borrowing under this line as of July 31, 1996 and 1995.

6.   INCOME TAXES

     The provision for income taxes for the years ended July 31, 1996, 1995 and 1994 is as follows:

                                        1996               1995           1994

      Current income taxes         $  754,491          $  523,672     $  318,916
      Deferred income taxes              -                (22,586)        10,100
                                   ----------          ----------     ----------

      Income tax provision         $  754,491          $  501,086     $  329,016
                                   ----------          ----------     ----------
                                   ----------          ----------     ----------



   The tax effect of differences in the timing of revenues and expenses for tax and financial statement purposes is as follows:

                                            1996            1995          1994

      Depreciation                       $  40,590      $    -        $  13,192
      Uniform inventory capitalization       1,752        (13,128)       (6,448)
      Vacation pay accruals                  5,788          1,834         7,004
      Other                                (48,130)       (11,292)       (3,648)
                                         ---------     ----------     ---------

      Deferred income taxes              $    -        $  (22,586)    $  10,100
                                         ---------     ----------     ---------
                                         ---------     ----------     ---------

     A reconciliation between statutory and effective tax rates is as follows:

                                            1996           1995         1994

      Income before income taxes        $1,888,950     $1,319,902   $  809,648
      Statutory rate                            34%            34%          34%
                                        ----------     ----------   ----------
      Income taxes at statutory rates      642,243        448,767      275,280
      Tax effect of:
       State taxes                          85,320         62,552       32,528
       Other - net                          26,928        (10,233)      21,208
                                        ----------     ----------   ----------

      Total income taxes                $  754,491     $  501,086   $ 329,016
                                        ----------     ----------   ----------
                                        ----------     ----------   ----------



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

     This settlement called for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost $149,725. Total costs paid as of July 31, 1996 are $90,113. The remaining amount of $59,612 has been recorded in the accompanying financial statements.


Refer to Item 13 for Supplemental Report of Independent Public Accountants and the following financial statement schedule:

    Schedule VIII - Valuation Accounts for the three years ended July 31, 1996

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No response required.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held October 31, 1996, is incorporated by reference:

         "Election of Directors" - Pages 2, 3 and 4.
         "Management" - Page 4.
         "Section 16(a) Beneficial Ownership Reporting Compliance" - Page 7.

ITEM 10.  EXECUTIVE COMPENSATION

    The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held October 31, 1996, is incorporated by reference:

         "Compensation of President and Directors" - Pages 4 and 5.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held October 31, 1996, is incorporated by reference:

    "Ownership of Voting Securities by Directors and Nominees" - Pages 5 and 6. "Principal Holders of Voting Securities" - Pages 7 and 8.

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

                           (ii) The Company's Authorized Remanufactured Product Distributor Agreement with Ford Motor Company, dated April 1, 1995, is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995, Pages 20-38.

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

                   (24)    Power of attorney.  None required.

                   (27)    Financial Data Schedule.

                   (99) Additional Exhibits. Supplemental Report of Independent Public Accountants and attached financial statement schedule: Schedule VIII - Valuation Accounts for the three years ended July 31, 1996.

              (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                      SIGNATURES

         In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL MFG. CO.



By:       /s/ Donald D. Heupel           By:       /s/ Gary L. Christiansen
    ----------------------------------      ------------------------------------
    Donald D. Heupel, President, Chief      Gary L. Christiansen, Vice President
    Executive Officer, Chief Financial      and Treasurer
    Officer and Director

    Date:  October 29, 1996                      Date:  October 29, 1996

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By: /s/ Richard W. Agee                          Date:  October 29, 1996
    ----------------------------------
    Richard W. Agee/Director


By: /s/ Anthony H. Kelley                        Date:  October 29, 1996
    ----------------------------------
    Anthony H. Kelley/Director


By: /s/ Richard E. McFayden                      Date:  October 29, 1996
    ----------------------------------
    Richard E. McFayden/Director


By: /s/ John R. McHugh                           Date:  October 29, 1996
    ----------------------------------
    John R. McHugh/Director


By: /s/ Harry W. Meginnis                        Date:  October 29, 1996
    ----------------------------------
    Harry W. Meginnis/Director


By: /s/ T. Warren Thompson                       Date:  October 29, 1996
    ----------------------------------
    T. Warren Thompson/Director

                                    EXHIBIT INDEX


                                                                                              Sequentially
                                                                                                Numbered
Exhibit                                                                                           Page
  No.        Description                            Method of Filing                            Location
--------     -----------                            ----------------                          ------------
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

10(ii)   The Company's Authorized           Incorporated by reference to the Company's             --
         Remanufactured Product             Annual Report on Form 10-KSB for the fiscal year
         Distributor Agreement with         ended July 31, 1995, Pages 20-38.
         Ford Motor Company,
         dated April 1, 1995

 27      Financial Data Schedule            Filed herewith.

 99      Supplemental Report of             Filed herewith.
         Independent Public
         Accountants and attached
         financial statement schedule:
         Schedule VIII - Valuation
         Accounts for the three years
         ended July 31, 1996
