Form 10QSB
period 1996-10-31
UNIVERSAL MANUFACTURING CO
filed 1996-11-26
CIK 102049

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended 10-31-96  Commission File Number 0-2865


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


"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."
                       YES __X__     NO _____


"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date"


    Number of shares outstanding as of 10-31-1996      816,000
                                                       -------
                                                       Common

     Transitional Small Business Disclosed Format (Check One):

                       YES  _____    NO  __X__

                                  UNIVERSAL MFG. CO.

                                     FORM 10-QSB

                                        INDEX



Part I   Financial Information                                        Pages


         Item 1.  Financial Statements:


         Balance Sheets - October 31, 1996
              (unaudited) and July 31, 1996                               3

         Statements of Income and Retained
            Earnings - Three Months Ended October 31, 1996
            and 1995 (unaudited)                                          4

         Statements of Cash Flows -
            Three Months Ended October 31, 1996 and
         1995 (unaudited)                                                 5


         Notes to Financial Statements                                    6-7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8


Part II  Other Information

         Item 1.  Legal Proceedings                                       8

         Item 2.  Changes in Securities                                   8

         Item 3.  Defaults Upon Senior Securities                         8

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                 8

         Item 5.  Other Information                                       9

         Item 6.  Exhibits and Reports on Form 8-K                        9


Signatures                                                                9

                            ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS
                                                   October 31,
                                                     1996            July 31,
                                                   (Unaudited)        1996
                                                --------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $1,556,815        $934,072
  Accounts receivable                                1,616,858       1,654,992
  Inventories                                        2,259,133       2,479,713
  Prepaid expenses                                     127,705          50,282
                                                --------------   -------------
  Total current assets                               5,560,511       5,119,059
                                                --------------   -------------
Deferred Income Taxes                                   42,329          42,329
                                                --------------   -------------
Lease Receivable                                        23,245          26,073
                                                --------------   -------------
PROPERTY - At cost
  Land                                                 120,499         120,499
  Buildings                                          1,100,427       1,099,594
  Machinery and equipment                              913,218         899,997
  Furniture and fixtures                               206,520         209,947
  Trucks and automobiles                               720,632         699,240
                                                --------------   -------------
  Total property                                     3,061,296       3,029,277
  Less accumulated depreciation                    (2,030,137)     (1,985,412)
                                                --------------   -------------
  Property - net                                     1,031,159       1,043,865
                                                --------------   -------------
                                                    $6,657,244      $6,231,326
                                                --------------   -------------
                                                --------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $1,372,986      $1,507,944
  Dividends payable                                    204,000         204,000
  Payroll taxes                                         19,662          10,539
  Income taxes payable                                 307,464          56,790
  Accrued compensation                                  99,635          90,046
  Accrued local taxes                                   10,660          13,984
                                                --------------   -------------
  Total current liabilities                          2,014,407       1,883,303
                                                --------------   -------------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares            816,000         816,000
  Additional paid-in capital                            17,862          17,862
  Retained earnings                                  3,808,975       3,514,161
                                                --------------   -------------
  Total stockholders' equity                         4,642,837       4,348,023
                                                --------------   -------------
                                                    $6,657,244      $6,231,326
                                                --------------   -------------
                                                --------------   -------------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                       Three Months Ended
                                                ------------------------------
                                                   October 31,     October 31,
                                                      1996            1995
                                                --------------   -------------
NET SALES                                           $4,854,133      $4,428,765

COST OF GOODS SOLD                                   3,559,425       3,419,194
                                                --------------   -------------
GROSS PROFIT                                         1,294,708       1,009,571

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              495,813         480,745
                                                --------------   -------------

INCOME FROM OPERATIONS                                 798,895         528,826
                                                --------------   -------------

OTHER INCOME:
  Interest                                              15,087           9,413
  Other                                                  3,745           2,964
                                                --------------   -------------
  Total other income                                    18,832          12,377
                                                --------------   -------------

INCOME BEFORE INCOME TAXES                             817,727         541,203

INCOME TAXES                                           318,913         211,069

                                                --------------   -------------
NET INCOME                                             498,814         330,134

RETAINED EARNINGS, BEGINNING OF PERIOD               3,514,161       3,073,307

LESS CASH DIVIDENDS                                   (204,000)       (163,200)
                                                --------------   -------------
RETAINED EARNINGS, END OF PERIOD                    $3,808,975      $3,240,241
                                                --------------   -------------
                                                --------------   -------------

EARNINGS PER COMMON SHARE                                $0.61           $0.40
                                                --------------   -------------
                                                --------------   -------------

UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       Three Months Ended
                                                 -----------------------------
                                                    October 31,    October 31,
                                                       1996           1995
                                                 --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $498,814       $330,134
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                           48,152         48,120
  (Gain)/loss on sale of property                          (700)            81
Changes in operating assets and liabilities:
  Accounts receivable                                    40,962          3,976
  Inventories                                           220,580        119,825
  Prepaid expenses                                      (77,423)        (2,664)
  Income taxes recoverable                                    -        109,646
  Accounts payable                                     (134,958)        97,055
  Payroll taxes                                           9,123           (773)
  Accrued compensation                                    9,589          7,102
  Accrued local taxes                                    (3,324)        (7,276)
  Income taxes payable                                  250,674        101,424
                                                 --------------  -------------
Net cash flows from operating activities                861,489        806,650
                                                 --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                              700            269
Purchases of property                                   (35,446)       (41,067)
Proceeds from maturities of investments                       -         67,597
                                                 --------------  -------------
Net cash flows from investing activities                (34,746)        26,799
                                                 --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                   (204,000)      (163,200)
                                                 --------------  -------------
Net cash flows from financing activities               (204,000)      (163,200)
                                                 --------------  -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 622,743        670,249

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        934,072        210,467
                                                 --------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $1,556,815       $880,716
                                                 --------------  -------------
                                                 --------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                          $68,240             $0
                                                 --------------  -------------
                                                 --------------  -------------

                                  UNIVERSAL MFG. CO.
                            NOTES TO FINANCIAL STATEMENTS
                            AS OF AND FOR THE THREE MONTHS
                                ENDED OCTOBER 31, 1996
                                     (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                     (UNAUDITED)




     FINANCIAL INSTRUMENTS - Cash and cash equivalents, accounts receivable and accounts payable are short term in nature and the values at which they are recorded are considered to be reasonable estimates of their fair values.

     EARNINGS PER SHARE - Earning per share have been computed on the weighted average number of shares outstanding (816,000 shares).

     COMPANY REPRESENTATION - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1996, and the results of operations and cash flows for the three month periods ended October 31, 1996 and 1995. The results of operations for the periods ended October 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1996.

2.   CHANGES IN ACCOUNTING PRINCIPLES

     INVESTMENTS - During the year ended July 31, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of SFAS No. 115 had no effect on the 1995 financial statements.

3.   LEASE RECEIVABLE

     On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum lease payments are $47,903 and the unearned income is $24,658 at October 31, 1996. These amounts are shown on a net basis for financial statement purposes.

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

     This settlement calls for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of October 31, 1996 are $90,113. The remaining amount of $59,612 has been recorded in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

         Sales for the first quarter, 1997 were 10% higher than for the first quarter a year ago. The sales increase was led by engine assembly sales increase of $265,579. Other product lines with significant sales increases were electric fuel pumps and torque converters.

         Earnings from operations increased 51% due to increased sales and improved gross margin. Manufacturing costs as well as sales expense, general expense, an administrative expenses were held relatively constant while sales increased.

         The higher cash balance for October 31, 1996, compared to July 31, 1996, is because first quarter, 1997 estimated income taxes are due November 15, 1996. Fourth quarter 1996 taxes were paid before quarter end.

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

         Please refer to the Part I, Item 3 of the Form 10-KSB report for the Company's fiscal year ended July 31, 1996 for further discussion of this matter.

Item 2.  CHANGES IN SECURITIES:                 NONE.

Item 3.  DEFAULTS UPON SENIOR SECURITIES:       NONE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         At the Company's Annual Meeting of Shareholders on October 31, 1996, the following individuals were elected to serve a two year term; Donald D. Heupel, Harry W. Meginnis, T. Warren Thompson. The number of votes cast for, against or withheld, as well as the number of abstentions and broker-nonvotes to each person elected as director at the annual meeting is set forth below:

                                                            Abstentions
                                  Votes     Votes Against   and Broker
                                  For       or Withheld     Non-Votes

         Donald D. Heupel        809,247          200          -
         Harry W. Meginnis       658,643          200          -
         T. Warren Thompson      806,757          200          -

         Directors whose term of office continues after the 1996 meeting until the 1997 Annual Meeting of Shareholders include Anthony H. Kelly, Richard E. McFayden, John R. McHugh, Richard W. Agee.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

PART II  CONTINUED



Item 5.  OTHER INFORMATION:

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


                               UNIVERSAL MFG. CO




Date 11/20/96   /s/ Gary L. Christiansen
    ----------  ----------------------------------------------------------------
                Gary L. Christiansen, Vice President/Treasurer



Date 11/20/96   /s/ Donald D. Heupel
    ----------  ----------------------------------------------------------------
                Donald D. Heupel, President and Chief Financial Officer