Form 10QSB
period 1997-01-31
UNIVERSAL MANUFACTURING CO
filed 1997-03-07
CIK 102049

                             FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended 01-31-97  Commission File Number 0-2865


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


                          NOT APPLICABLE
------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.


"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."
                       YES   X       NO
                           -----        -----

"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date"


    Number of shares outstanding as of 01-31-1997      816,000
                                                       -------
                                                       Common

     Transitional Small Business Disclosed Format (Check One):

                       YES           NO    X
                            -----        -----

                            UNIVERSAL MFG. CO.

                               FORM 10-QSB

                                  INDEX



Part I   Financial Information                                Pages


         Item 1.  Financial Statements:


          Balance Sheets - January 31, 1997
            (unaudited) and July 31, 1996                         3

          Statements of Income and Retained Earnings -
            Six Months Ended January 31, 1997
            and 1996 (unaudited)                                  4

          Statements of Income and Retained Earnings -
            Three Months Ended January 31, 1997
            and 1996 (unaudited)                                  5

          Statements of Cash Flows -
            Six Months Ended January 31, 1997
            and 1996 (unaudited)                                  6

          Statements of Cash Flows -
            Three Months Ended January 31, 1997
            and 1996 (unaudited)                                  7

          Notes to Financial Statements                          8-9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   10


Part II  Other Information

         Item 1.  Legal Proceedings                               10

         Item 2.  Changes in Securities                           10

         Item 3.  Defaults Upon Senior Securities                 10

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                         10

         Item 5.  Other Information                               10

         Item 6.  Exhibits and Reports on Form 8-K                10


Signatures                                                        10

                            ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS
                                                           January 31,
                                                               1997               July 31,
                                                           (Unaudited)              1996
                                                          --------------         -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $763,524            $934,072
  Accounts receivable                                         1,857,751           1,654,992
  Inventories                                                 2,183,229           2,479,713
  Income taxes recoverable                                       61,380                 -
  Prepaid expenses                                              114,613              50,282
                                                          --------------         -----------
  Total current assets                                        4,980,497           5,119,059
                                                          --------------         -----------
Deferred Income Taxes                                            42,329              42,329
                                                          --------------         -----------
Lease Receivable                                                 20,299              26,073
                                                          --------------         -----------
PROPERTY - At cost
  Land                                                          120,499             120,499
  Buildings                                                   1,141,124           1,099,594
  Machinery and equipment                                       913,386             899,997
  Furniture and fixtures                                        202,281             209,947
  Trucks and automobiles                                        676,826             699,240
                                                          --------------         -----------
  Total property                                              3,054,116           3,029,277
  Less accumulated depreciation                              (1,966,236)         (1,985,412)
                                                          --------------         -----------
  Property - net                                              1,087,880           1,043,865
                                                          --------------         -----------
                                                             $6,131,005          $6,231,326
                                                          --------------         -----------
                                                          --------------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $1,204,898          $1,507,944
  Dividends payable                                             204,000             204,000
  Payroll taxes                                                  33,738              10,539
  Income taxes payable                                              -                56,790
  Accrued compensation                                           47,503              90,046
  Accrued local taxes                                            19,123              13,984
                                                          --------------         -----------
  Total current liabilities                                   1,509,262           1,883,303
                                                          --------------         -----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares                     816,000             816,000
  Additional paid-in capital                                     17,862              17,862
  Retained earnings                                           3,787,881           3,514,161
                                                          --------------         -----------
  Total stockholders' equity                                  4,621,743           4,348,023
                                                          --------------         -----------
                                                             $6,131,005          $6,231,326
                                                          --------------         -----------
                                                          --------------         -----------


UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                                    Six Months Ended
                                                          ----------------------------------
                                                           January 31,           January 31,
                                                               1997                 1996
                                                          --------------         -----------
NET SALES                                                    $9,649,036          $8,354,560

COST OF GOODS SOLD                                            7,558,452           6,582,565
                                                          --------------         -----------
GROSS PROFIT                                                  2,090,584           1,771,995

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                     1,009,285             963,243
                                                          --------------         -----------

INCOME FROM OPERATIONS                                        1,081,299             808,752
                                                          --------------         -----------

OTHER INCOME:
  Interest                                                       27,184              21,170
  Other income                                                    9,091               7,638
                                                          --------------         -----------
  Total other income                                             36,275              28,808
                                                          --------------         -----------

INCOME BEFORE INCOME TAXES                                    1,117,574             837,560

INCOME TAXES                                                    435,854             326,648

                                                          --------------         -----------
NET INCOME                                                      681,720             510,912

RETAINED EARNINGS, Beginning of period                        3,514,161           3,073,307

DIVIDENDS                                                      (408,000)           (326,400)
                                                          --------------         -----------
RETAINED EARNINGS, End of period                             $3,787,881          $3,257,819
                                                          --------------         -----------
                                                          --------------         -----------

EARNINGS PER COMMON SHARE:

 Earnings per common share                                        $0.84               $0.63
                                                          --------------         -----------
                                                          --------------         -----------


UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                                   Three Months Ended
                                                          ----------------------------------
                                                           January 31,           January 31,
                                                               1997                 1996
                                                          --------------         -----------
NET SALES                                                    $4,794,903          $3,925,795

COST OF GOODS SOLD                                            3,999,027           3,163,371
                                                          --------------         -----------
GROSS PROFIT                                                    795,876             762,424

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                       513,472             482,498
                                                          --------------         -----------

INCOME FROM OPERATIONS                                          282,404             279,926
                                                          --------------         -----------

OTHER INCOME:
  Interest                                                       12,097              11,757
  Other income                                                    5,346               4,674
                                                          --------------         -----------
  Total other income                                             17,443              16,431
                                                          --------------         -----------

INCOME BEFORE INCOME TAXES                                      299,847             296,357

INCOME TAXES                                                    116,941             115,579

                                                          --------------         -----------
NET INCOME                                                      182,906             180,778

RETAINED EARNINGS, BEGINNING OF QUARTER                       3,808,875           3,240,241

DIVIDENDS PAID                                                 (204,000)           (163,200)
                                                          --------------         -----------
RETAINED EARNINGS, END OF QUARTER                            $3,787,781          $3,257,819
                                                          --------------         -----------
                                                          --------------         -----------

EARNINGS PER COMMON SHARE:

 Earnings per common share                                        $0.22               $0.22
                                                          --------------         -----------
                                                          --------------         -----------


UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Six Months Ended
                                                          ----------------------------------
                                                           January 31,           January 31,
                                                               1997                 1996
                                                          --------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $681,720            $510,912
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                   98,137             110,749
  Gain on sale of property                                         (595)             (1,547)
Changes in operating assets and liabilities:
  Accounts receivable                                          (202,759)            117,056
  Inventories                                                   296,484             138,656
  Prepaid expenses                                              (64,331)             12,938
  Income taxes recoverable                                      (61,380)             95,230
  Lease receivable                                                5,774               4,865
  Accounts payable                                             (303,046)            (65,671)
  Payroll taxes                                                  23,199              26,113
  Accrued compensation                                          (42,543)            (25,598)
  Accrued local taxes                                             5,139              70,809
  Income taxes payable                                          (56,790)                -
                                                          --------------         -----------
Net cash flows from operating activities                        379,009             994,512
                                                          --------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                    7,300               2,874
Purchases of property                                          (148,857)           (153,049)
Proceeds from maturities of investments                               0              67,597
                                                          --------------         -----------
Net cash flows from investing activities                       (141,557)            (82,578)
                                                          --------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                           (408,000)           (326,400)
                                                          --------------         -----------
Net cash flows from financing activities                       (408,000)           (326,400)
                                                          --------------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (170,548)            585,534

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                934,072             210,467
                                                          --------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $763,524            $796,001
                                                          --------------         -----------
                                                          --------------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                 $554,024            $231,418
                                                          --------------         -----------
                                                          --------------         -----------


UNIVERSAL MFG., CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Three Months Ended
                                                          ----------------------------------
                                                           January 31,           January 31,
                                                               1997                 1996
                                                          --------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $182,906            $180,778
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                   49,985              62,629
  Gain on sale of property                                          105              (1,628)
Changes in operating assets and liabilities:
  Accounts receivable                                          (240,593)            113,080
  Inventories                                                    75,904              18,831
  Prepaid expenses                                               13,092              15,602
  Income taxes recoverable                                      (61,380)            (14,416)
  Lease receivable                                                2,646               4,865
  Accounts payable                                             (168,088)           (162,726)
  Payroll taxes                                                  14,076              26,886
  Accrued compensation                                          (52,132)            (32,700)
  Accrued local taxes                                             8,463              78,085
  Income taxes payable                                         (307,464)           (101,424)
                                                          --------------         -----------
Net cash flows from operating activities                       (482,480)            187,862
                                                          --------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                    6,600               2,605
Purchases of property                                          (113,411)           (111,982)
Purchases of investments                                            -                      -
                                                          --------------         -----------
Net cash flows from investing activities                       (106,811)           (109,377)
                                                          --------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                           (204,000)           (163,200)
Proceeds from short term borrowing                                  -                      -
                                                          --------------         -----------
Net cash flows from financing activities                       (204,000)           (163,200)
                                                          --------------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                          (793,291)            (84,715)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,556,815             880,716
                                                          --------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $763,524            $796,001
                                                          --------------         -----------
                                                          --------------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                 $485,784            $231,418
                                                          --------------         -----------
                                                          --------------         -----------


                           UNIVERSAL MFG. CO.
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF AND FOR THE SIX MONTHS
                         ENDED JANUARY 31, 1997
                              (UNAUDITED)

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

     COMPANY REPRESENTATION - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1997, and the results of operations and cash flows for the six month and three month periods ended January 31, 1997 and 1996. The results of operations for the periods ended January 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

3.   LEASE RECEIVABLE

     On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum lease payments are $41,060 and the unearned income is $20,761 at January 31, 1997. These amounts are shown on a net basis for financial statement purposes.

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

     This settlement calls for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of January 31, 1997 are $90,113. The remaining amount of $59,612 has been recorded in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

         Sales for the second quarter, 1997 were 22% higher than for the second quarter of 1966. Sales for the first six months were 15% higher than for the same period a year ago. The sales increase was led by sales of remanufactured engine assemblies, with sales of $625,000 higher than last year. Other product lines with significant sales increases were electric fuel pumps with a $575,000 sales increase.

         Earnings for the six months ended January 31, 1997 were 33% higher than a year ago due to the increased sales. Second quarter sales were below first quarter sales due to the purchase of new seed units of electric fuel pumps.
         This purchase enabled expansion of the business base of this product line.

         Cash and cash equivalents were lower at the end of this quarter than at the beginning of the period due to increased income tax payments.

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

Item 2.  CHANGES IN SECURITIES:                 NONE.

Item 3.  DEFAULTS UPON SENIOR SECURITIES:       NONE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE.

Item 5.  OTHER INFORMATION:    NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:      NONE.

         (b) Reports on Form 8-K:
             The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNIVERSAL MFG. CO


Date 2-28-97    /s/ Gary L. Christiansen
    ---------   -------------------------------------------------------
                Gary L. Christiansen, Vice President/Treasurer


Date 2-28-97    /s/ Donald D. Heupel
    ---------   -------------------------------------------------------
                Donald D. Heupel, President and Chief Financial Officer