Form 10QSB
period 1997-04-30
UNIVERSAL MANUFACTURING CO
filed 1997-06-02
CIK 102049

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended 04-30-97  Commission File Number 0-2865
                                                                 ------

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


 Registrant's telephone number, including area code (515)-295-3557
                                                    ---------------

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
                       YES   X       NO
                           -- --        -----

"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date"


    Number of shares outstanding as of 04-30-1997      816,000
                                                       -------
                                                       Common

     Transitional Small Business Disclosed Format (Check One):

                       YES           NO    X
                            -----        -- --

                                  UNIVERSAL MFG. CO.

                                     FORM 10-QSB

                                        INDEX



Part I   FINANCIAL INFORMATION                                PAGES
         --------- -----------                                -----

         Item 1.  Financial Statements:


          Balance Sheets - April 30, 1997
            (unaudited) and July 31, 1996                          3

          Statements of Income and Retained Earnings -
            Nine Months Ended April 30, 1997
            and 1996 (unaudited)                                   4

          Statements of Income and Retained Earnings -
            Three Months Ended April 30, 1997
            and 1996 (unaudited)                                   5

          Statements of Cash Flows -
            Nine Months Ended April 30, 1997
            and 1996 (unaudited)                                   6

          Statements of Cash Flows -
            Three Months Ended April 30, 1997
            and 1996 (unaudited)                                   7

          Notes to Financial Statements                           8-9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   10


Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings                               10

         Item 2.  Changes in Securities                           10

         Item 3.  Defaults Upon Senior Securities                 10

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                         10

         Item 5.  Other Information                               10

         Item 6.  Exhibits and Reports on Form 8-K                10


Signatures                                                        11

                            ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS
                                                  April 30,
                                                    1997           July 31,
                                                 (Unaudited)        1996
                                              --------------     -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $947,804          $934,072
  Accounts receivable                            1,479,213         1,654,992
  Inventories                                    3,073,163         2,479,713
  Income taxes recoverable                          52,995                 -
  Prepaid expenses                                 102,571            50,282
                                             --------------     -------------
  Total current assets                           5,655,746         5,119,059
                                             --------------     -------------
Deferred Income Taxes                               42,329            42,329
                                             --------------     -------------
Lease Receivable                                    17,231            26,073
                                             --------------     -------------
PROPERTY - At cost
  Land                                             120,499           120,499
  Buildings                                      1,141,123         1,099,594
  Machinery and equipment                          936,748           899,997
  Furniture and fixtures                           206,468           209,947
  Trucks and automobiles                           742,258           699,240
                                             --------------     -------------
  Total property                                 3,147,096         3,029,277
  Less accumulated depreciation                 (2,007,088)       (1,985,412)
                                             --------------     -------------
  Property - net                                 1,140,008         1,043,865
                                             --------------     -------------
                                                $6,855,314        $6,231,326
                                             --------------     -------------
                                             --------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $1,945,014        $1,507,944
  Dividends payable                                204,000           204,000
  Payroll taxes                                     11,100            10,539
  Income taxes payable                                   -            56,790
  Accrued compensation                              52,464            90,046
  Accrued local taxes                               13,884            13,984
                                             --------------     -------------
  Total current liabilities                      2,226,462         1,883,303
                                             --------------     -------------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares        816,000           816,000
  Additional paid-in capital                        17,862            17,862
  Retained earnings                              3,794,990         3,514,161
                                             --------------     -------------
  Total stockholders' equity                     4,628,852         4,348,023
                                             --------------     -------------
                                                $6,855,314        $6,231,326
                                             --------------     -------------
                                             --------------     -------------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                  Nine Months Ended
                                         ----------------------------------
                                            April 30,           April 30,
                                              1997                1996
                                         --------------       -------------
NET SALES                                  $14,112,798        $12,900,800

COST OF GOODS SOLD                          11,168,363         10,086,717
                                         --------------      -------------
GROSS PROFIT                                 2,944,435          2,814,083

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    1,535,191          1,483,394
                                         --------------      -------------

INCOME FROM OPERATIONS                       1,409,244          1,330,689
                                         --------------      -------------

OTHER INCOME:
  Interest                                      42,815             31,294
  Other income                                  11,595             10,684
                                         --------------      -------------
  Total other income                            54,410             41,978
                                         --------------      -------------

INCOME BEFORE INCOME TAXES                   1,463,654          1,372,667

INCOME TAXES                                   570,825            542,864

                                         --------------      -------------
NET INCOME                                     892,829            829,803

RETAINED EARNINGS, Beginning of period       3,514,161          3,073,307

DIVIDENDS                                     (612,000)          (489,600)
                                         --------------      -------------
RETAINED EARNINGS, End of period            $3,794,990         $3,413,510
                                         --------------      -------------
                                         --------------      -------------

EARNINGS PER COMMON SHARE:

 Earnings per common share                       $1.09              $1.02
                                         --------------      -------------
                                         --------------      -------------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                 Three Months Ended
                                         ----------------------------------
                                             April 30,           April 30,
                                              1997                1996
                                         --------------       -------------
NET SALES                                   $4,463,762         $4,546,240

COST OF GOODS SOLD                           3,609,911          3,504,152
                                         --------------      -------------
GROSS PROFIT                                   853,851          1,042,088

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      525,906            520,151
                                         --------------      -------------

INCOME FROM OPERATIONS                         327,945            521,937
                                         --------------      -------------

OTHER INCOME:
  Interest                                      15,631             10,124
  Other income                                   2,504              3,046
                                         --------------      -------------
  Total other income                            18,135             13,170
                                         --------------      -------------

INCOME BEFORE INCOME TAXES                     346,080            535,107

INCOME TAXES                                   134,971            216,216

                                         --------------      -------------
NET INCOME                                     211,109            318,891

RETAINED EARNINGS, BEGINNING OF QUARTER      3,787,881          3,257,819

DIVIDENDS PAID                                (204,000)          (163,200)
                                         --------------      -------------
RETAINED EARNINGS, END OF QUARTER           $3,794,990         $3,413,510
                                         --------------      -------------
                                         --------------      -------------

EARNINGS PER COMMON SHARE:

 Earnings per common share                       $0.26              $0.39
                                         --------------      -------------
                                         --------------      -------------

UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                          Nine Months Ended
                                                                 --------------------------------
                                                                   April 30,           April 30,
                                                                    1997                1996
                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $892,829            $829,803
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                    146,951             141,993
  Gain on sale of property                                         (2,459)             (1,547)
Changes in operating assets and liabilities:
  Accounts receivable                                             175,779             112,560
  Inventories                                                    (593,450)            (28,861)
  Prepaid expenses                                                (52,289)             25,115
  Income taxes recoverable                                        (52,995)            109,646
  Lease receivable                                                  8,842               7,464
  Accounts payable                                                437,070             128,823
  Payroll taxes                                                       561              17,647
  Accrued compensation                                            (37,582)            (14,994)
  Accrued local taxes                                                 100             109,266
  Income taxes payable                                            (56,790)              4,442
                                                            --------------       -------------
Net cash flows from operating activities                          866,367           1,441,357
                                                            --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                     10,200               2,874
Purchases of property                                            (250,835)           (199,212)
Proceeds from maturities of investments                                 -              67,597
                                                            --------------       -------------
Net cash flows from investing activities                         (240,635)           (128,741)
                                                            --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                             (612,000)           (489,600)
                                                            --------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            13,732             823,016

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  934,072             210,467
                                                            --------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $947,804          $1,033,483
                                                            --------------       -------------
                                                            --------------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                   $680,610            $428,776
                                                            --------------       -------------
                                                            --------------       -------------

UNIVERSAL MFG., CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                  Three Months Ended
                                                         -----------------------------------
                                                             April 30,          April 30,
                                                              1997                 1996
                                                         --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $211,109            $318,891
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                48,814              31,244
  Gain on sale of property                                    (1,864)                  -
Changes in operating assets and liabilities:
  Accounts receivable                                        378,538              (4,496)
  Inventories                                               (889,934)           (167,517)
  Prepaid expenses                                            12,042              12,177
  Income taxes recoverable                                     8,385              14,416
  Lease receivable                                             3,068               2,599
  Accounts payable                                           740,116             194,494
  Payroll taxes                                              (22,638)             (8,466)
  Accrued compensation                                         4,961              10,604
  Accrued local taxes                                         (5,239)             38,457
  Income taxes payable                                             -               4,442
                                                       --------------       -------------
Net cash flows from operating activities                     487,358             446,845
                                                       --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                 2,900                   -
Purchases of property                                       (101,978)            (46,163)
                                                       --------------       -------------
Net cash flows from investing activities                     (99,078)            (46,163)
                                                       --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                        (204,000)           (163,200)
                                                       --------------       -------------

INCREASE IN CASH AND CASH EQUIVALENTS                        184,280             237,482

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             763,524             796,001
                                                       --------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $947,804          $1,033,483
                                                       --------------       -------------
                                                       --------------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                              $126,586            $197,357
                                                       --------------       -------------
                                                       --------------       -------------

                                  UNIVERSAL MFG. CO.
                            NOTES TO FINANCIAL STATEMENTS
                            AS OF AND FOR THE NINE MONTHS
                                 ENDED APRIL 30, 1997
                                     (UNAUDITED)

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

     COMPANY REPRESENTATION - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1997, and the results of operations and cash flows for the nine month and three month periods ended April 30, 1997 and 1996. The results of operations for the periods ended April 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

3.   LEASE RECEIVABLE

     On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum lease payments are $34,216 and the unearned income is $16,985 at April 30, 1997. These amounts are shown on a net basis for financial statement purposes.

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

     This settlement calls for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of April 30, 1997 are $90,113. The remaining amount of $59,612 has been recorded in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

         Sales for the third quarter, fiscal year 1997 were 2% lower than for the third quarter of 1996. Sales a year ago were assisted by some extremely cold temperatures, while weather was not as much of a factor this year.

         Sales for the nine months of 1997 were 9% higher than for the same period last year. The sales increase was led by sales of remanufactured engine assemblies and electric fuel pumps.

         Earnings for the third quarter were lower than for the third quarter a year ago due to lower total sales and a sales mix of more lower margin product lines.

         Earnings for the nine months ended April 30, 1997 were 7% higher than a year ago due to the increased sales volume.

         Inventories increased for the quarter ended April 30, 1997, compared to Fiscal year end 1996 by 24%. This was due to increased participation by the Company in distribution of FQR (Ford Quality Renewal) engine and transmission assemblies for Ford Motor Company.

         Accounts payable increased by 29%, due to increased purchases of FQR assemblies.

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

ITEM 2.  CHANGES IN SECURITIES:                 NONE.
                                                -----

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:       NONE.
                                                -----

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE.
                                                               -----

ITEM 5.  OTHER INFORMATION:    NONE.
                               -----

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:      NONE.
                            -----

         (b) Reports on Form 8-K:
             The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNIVERSAL MFG. CO




Date 5-23-97    /s/ Gary L. Christiansen
     -------    ----------------------------------------------------------------
                Gary L. Christiansen, Vice President/Treasurer






Date 5-23-97    /s/ Donald D. Heupel
     -------    ----------------------------------------------------------------
                Donald D. Heupel, President and Chief Financial Officer