Form 10KSB
period 1997-07-31
UNIVERSAL MANUFACTURING CO
filed 1997-10-27
CIK 102049

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended July 31, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to_______________________

Commission file number 0-2865

                               UNIVERSAL MFG. CO.
                               -------------------
                 (Name of small business issuer in its charter)

        Nebraska                                               42-0733240
-----------------------------                              ----------------
(State or other jurisdiction                               (I. R. S. Employer
of incorporation or organization)                          Identification No.)


405 Diagonal Street, Algona, Iowa                                     50511
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number:  515/295-3557

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock ($1.00 par value)
                        -------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
            ----    ----
     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most  recent fiscal year.
$19,089,166

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Common Stock ($1.00 par value) - $12,179,106 for October 20, 1997.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock ($1.00 par value) - 816,000 shares as of October 24, 1997.

            This document consists of 12 pages.  Page 1 of 12 pages.

                     See Page 9 for Exhibit Index

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of shareholders to be held November 18, 1997, are incorporated by reference in Part III.

   Transitional Small Business Disclosure Format (check one): Yes   ; No  X
                                                                 ---    ----
























                               Page 2 of 12 Pages

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

     The Company purchases approximately 90% of its new (i.e., non-used) raw materials and all of its car care products from Ford Motor Company.
Used parts to be remanufactured are obtained in exchange with dealers, parts jobber supply houses and other Ford Authorized Remanufacturers, or are purchased from salvage dealers and other used parts suppliers.
Approximately 75% of such used raw materials are obtained by such exchange with the remaining 25% being purchased. The Company purchases approximately 80% of its completed engine assemblies from Dealers Manufacturing Co., of Minneapolis, Minnesota.

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

     The Company carries a substantial inventory of both raw materials and finished parts. Relatively large stocks of raw material parts are required because the Company remanufactures parts which may be as much as 30 years

                               Page 3 of 12 Pages
old. The Company's business also requires that a range of finished engines and other parts be maintained at each of its three warehouse facilities in order to serve customers promptly. Each customer is entitled to return purchased items so long as the dollar amount on return items does not exceed 5% of the customer's total annual purchases. All sales are on an account receivable basis with payment due by the 10th day of the following month.

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

     As of July 31, 1997, the Company had 82 employees, all which were full-time employees. In May of 1993 the Company entered into a three year agreement with the United Auto Workers Union ("UAW"), which represents the Company's production employees. Effective May 5, 1996, the Company entered into a new three year agreement with the UAW. The agreement calls for 2.6% hourly wage increases of $.25, $.27 and $.29 on May 5 of each year of the agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

     The location and general description of the principal plants of the Company are as follows:

              Location              General Description       Owned or Leased
              ---------             -------------------       --------------

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

     The Agreement imposed an immediate civil penalty of $32,955 which has been paid by the Company. It also imposed an additional penalty of $176,374, which has been deferred by the EPA pending the Company's performance and EPA's approval of a Supplemental Environmental Project (the "Project") relating to the removal of sludge from, and cleaning of, four wastewater collection pits at the Company's manufacturing facility in Algona, Iowa. The terms of the Agreement called for the entire deferred penalty to be offset and permanently waived upon certain conditions, including completion of the Project to the satisfaction of the EPA and that actual costs of the Project exceed or equal the $149,725 estimate of the Company's engineering firm. In the event that the Company's

                               Page 4 of 12 Pages
actual costs for the Project are less than $149,725, the Company will be required to pay an additional penalty equal to 62% of the difference between $149,725, and the amount expended on the Project.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

THE COMPANY'S STOCK

    The Company's stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap Market under the trading symbol UFMG. As of September 10, 1997, there were 256 holders of record of the Company's common stock. The following table lists the dividend declarations on the Company's stock during the last two fiscal years:

                   AMOUNT                             AMOUNT
DATE              PER SHARE        DATE              PER SHARE
----------------------------------------------------------------
October 29, 1996       $.25      October 31, 1995         $.20
January 21, 1997        .25      January 16, 1996          .20
April 30, 1997          .25      April 23, 1996            .20
July 15, 1997           .25      July 16, 1996             .25
----------------------------------------------------------------
1997 TOTAL            $1.00      1996 TOTAL               $.85

    The high and low bid and asked prices for the Company's common stock during the last two fiscal years are shown in the adjacent table:

                                 HIGH                 LOW
------------------------------------------------------------------
CALENDAR QUARTERS            BID       ASKED     BID       ASKED

3rd Quarter 1995             8 1/2     10        7 3/4     9
4th Quarter 1995             8 1/2     10        8 1/2     10
1st Quarter 1996             8 1/2     10        8 1/2     10
2nd Quarter 1996             10        11 1/4    8 1/2     10
3rd Quarter 1996             13 1/2    14 3/4    10        11 1/4
4th Quarter 1996             13 1/2    15        12 1/4    13 1/2
1st Quarter 1997             12 1/2    13 7/8    12 3/8    13 3/4
2nd Quarter 1997             16 3/4    18        12 3/8    13 3/4

Information concerning stock prices for fiscal year 1996 was obtained from The NASDAQ Stock Market, Inc. Information concerning stock prices for fiscal years 1995 and 1997 was obtained from Kirkpatrick, Pettis, Smith, Polian Inc., which acts as a market maker in the Company's stock. The above quotations may reflect inter-dealer prices and may not reflect retail mark-up, mark-down or commission or necessarily represent actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

    In fiscal 1997, the Company experienced an increase in sales of 8% due to continued increases in sales of Ford Remanufactured distribution products and sales to other Ford Authorized Remanufacturers. In fiscal 1996, the Company experienced an increase in sales of 20% also due to continued increased sales to other Ford Authorized Remanufacturers and increased sales of Ford Remanufactured distribution products.

    Sales to other Ford Authorized Remanufacturers increased to $2,946,457 in fiscal 1997 from $2,052,650 in fiscal 1996. Sales of Ford Remanufactured distribution products in fiscal 1997 were $6,022,370 compared to $5,439,309 in fiscal 1996.

    Unit sales increases in fiscal year 1997 were led by electric fuel pumps, with sales of 26,003 units. This represents an increase of 9,530 units over fiscal 1996 sales of 16,473 units.

    Remanufactured engine unit sales in fiscal year 1997 were 3,164, which represents an increase of 367 units. Engine sales in fiscal 1996 were 2,797.

    Transmission unit sales increased by 118 in fiscal year 1997 to 3,873 units. Transmission sales in fiscal 1996 were 3,755 an increase of 1,187 over the previous year.

    In February 1997, prices were reviewed and selectively increased about
2.5%. In September 1996, water pump prices were reduced as part of a nation-wide price reduction program to increase market penetration. Prices were reviewed in February 1996 and were selectively increased by approximately 5%.
In July 1996, brake shoe prices were reduced to adjust to market trends. In March 1995, prices were increased by approximately 2%. In July 1995, prices were adjusted on several part numbers to pass on cost increases of specific component parts.

    In May 1996, the Company and the United Auto Workers Union, which represents the production employees, reached a new three year agreement.
This agreement provides for approximate wage increases of 2.6% each year of the agreement.

    Interest income for fiscal 1997 was $49,109; in fiscal 1996 it was $31,153; and in fiscal 1995 it was $15,206. Investment amounts were higher during fiscal 1997 than during fiscal 1996, and available rates were approximately equal. Investment amounts during 1996 were higher than in 1995, and available investment rates again were approximately the same.

    The following table shows the comparison for the last five fiscal years of gross profit and selling, general and administrative expenses as a percentage of net sales. Increased sales volume from Ford distribution products and sales to other Ford Authorized Remanufacturers allowed for continued reduction in selling, general and administrative expenses as a percentage of sales.

               GROSS PROFIT            SELLING, GENERAL AND
FISCAL         AS PERCENTAGE         ADMINISTRATIVE EXPENSES AS
  YEAR         OF NET SALES           PERCENTAGE OF NET SALES
----------------------------------------------------------------
1993               24.9                        17.6
1994               21.6                        14.6
1995               21.4                        12.8
1996               21.7                        11.4
1997               20.8                        10.8

    The following table shows the changes in selected expense categories, included within selling, general and administrative expenses, for the past three fiscal years:

                                         AMOUNT OF INCREASE (DECREASE)
                                             OVER PRIOR FISCAL YEAR
                                           FISCAL YEARS ENDED JULY 31
                                      1997           1996           1995
--------------------------------------------------------------------------------
Salaries and Wages (Other than
 for Officers and Directors)        ($10,631)        $2,700       ($10,187)
Cost of Group Insurance
 for Employees                        16,799         19,778        (16,155)
Officers' and Directors'
 Compensation                         12,032         28,173         (4,918)
Repairs and Maintenance
 for Vehicles                          8,341         (1,697)         1,964
Depreciation on Vehicles                 (13)         9,453        (25,424)
Gas and Oil                           (3,973)        (3,808)         2,800
Warehouse Supplies & Expenses           (992)         2,656         13,037
Payroll Taxes                           (910)         3,986            149
Advertising and Price Lists          (23,693)        19,502         (7,264)
Bad Debt Expenses                        550           (253)        (2,228)
Professional Services                  5,342        (20,346)         4,472
Payroll Insurance                     (5,624)       (13,426)          (168)
Insurance--
 Vehicles, Building, Contents           (365)        (1,717)        (6,666)
Telephone                             (6,572)         7,133         (5,526)
Utilities                              2,138          2,773         (2,676)
Freight                               36,113         46,491         45,566

    The increase in group insurance is due to higher claim costs than during the preceding two years. The increase in officers' and directors' compensation was due to higher salaries and commissions paid to officers.

    The decrease in advertising and price lists is due to a reduction in the Ford Authorized Remanufacturers national advertising budget, in which the Company participates. The increase in freight costs is due to policy changes which result in more products being shipped on a prepaid basis.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

    Earnings per share of common stock increased $.02 in fiscal 1997 due to increased sales volume. Earnings per share of common stock increased $.39 in fiscal 1996 due to increased sales volume and to a slight improvement in gross margin. Earnings per share increased $.06 in fiscal 1995 also due to increased sales volume.

    The Company's ratio of current assets to current liabilities of 3 to 1 indicates that the Company is maintaining a reasonable level of liquidity. Our inventories in fiscal 1997 were lower than in fiscal 1996, although sales volumes were higher. Our total cash and short-term investments at fiscal year-end for the past three years were:

                                              TOTAL OF CASH AND
      FISCAL YEAR                           SHORT TERM INVESTMENTS
---------------------------------------------------------------------------
         1997 . . . . . . . . . . . . . . . . .   $881,389
         1996 . . . . . . . . . . . . . . . . .   $934,072
         1995 . . . . . . . . . . . . . . . . .   $278,064

    It is anticipated that certain capital expenditures will be required to maintain or increase the current level of business and service. Among these expenditures is a 10,000 square foot warehouse addition next to the Algona plant, computer system improvements and unit replacements in the truck fleet. Continued growth in Ford distribution programs may require investment in additional inventories. Management believes the internal resources of the Company will permit a relatively easy transition to higher levels of inventory if demand requires such levels and should also provide for planned and future capital needs.

    In connection with the complaint filed by the Environmental Protection Agency (EPA) described in Note 6 of the Notes to Consolidated Financial Statements, the Company accrued an expense of $149,725 in fiscal 1994 to account for clean-up costs or additional penalty as provided in the settlement agreement with the Environmental Protection Agency (EPA). Portions of this amount were expended in each of fiscal years 1994 and 1995. It is unknown when additional expenditures will be required.

    The Company had no bank borrowings during the fiscal year ended July 31, 1997.


--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Stockholders and Board of Directors
Universal Mfg. Co.:

   We have audited the accompanying balance sheets of Universal Mfg. Co. as of July 31, 1997 and 1996 and the related statements of income and retained earnings and of cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Universal Mfg. Co. as of July 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Omaha, Nebraska
August 19, 1997

FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
--------------------------------------------------------------------------------
BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS
                                                              JULY 31,
                                                     -------------------------
CURRENT ASSETS:                                         1997           1996
                                                      ----------     ----------
Cash and cash equivalents                           $  881,389     $  934,072
Accounts receivable                                  1,884,917      1,654,992
Inventories (Notes 3)                                2,412,712      2,479,713
Income taxes recoverable                                23,180           -
Prepaid expenses                                        70,929         50,282
                                                    ----------     ----------
    Total current assets                             5,273,127      5,119,059
                                                    ----------     ----------

DEFERRED INCOME TAXES (NOTES 5)                         44,208         42,329

LEASE RECEIVABLE (NOTE 4)                               14,041         26,073

PROPERTY - AT COST:
Land                                                   120,499        120,499
Buildings                                            1,157,116      1,099,594
Machinery and equipment                                938,466        899,997
Furniture and fixtures                                 208,086        209,947
Trucks and automobiles                                 743,530        699,240
                                                    ----------     ----------
    Total property                                   3,167,697      3,029,277
Less accumulated depreciation                       (2,055,549)    (1,985,407)
                                                    ----------     ----------
    Property - net                                   1,112,148      1,043,870
                                                    ----------     ----------
                                                    $6,443,524     $6,231,331
                                                    ----------     ----------
                                                    ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $1,419,725     $1,507,944
Dividends payable                                      204,000        204,000
Payroll taxes                                           24,944         10,539
Income taxes payable                                         -        -56,790
Accrued compensation                                    87,631         90,046
Accrued local taxes                                     22,269         13,984
                                                    ----------     ----------
    Total current liabilities                        1,758,569      1,883,303
                                                    ----------     ----------

STOCKHOLDERS' EQUITY:
Common stock, $1 par value -
  authorized 2,000,000 shares; issued
  and outstanding, 816,000 shares                      816,000        816,000
Additional paid-in capital                              17,862         17,862
Retained earnings                                    3,851,093      3,514,166
                                                    ----------     ----------
    Total stockholders' equity                       4,684,955      4,348,028
                                                    ----------     ----------

                                                    $6,443,524     $6,231,331
                                                    ----------     ----------
                                                    ----------     ----------

SEE NOTES TO FINANCIAL STATEMENTS.

UNIVERSAL MFG. CO.
--------------------------------------------------------------------------------
STATEMENTS OF INCOME AND RETAINED EARNINGS
--------------------------------------------------------------------------------

THREE YEARS ENDED JULY 31, 1997


                                               1997           1996           1995
                                           -----------    -----------    -----------
NET SALES                                  $19,089,166    $17,678,542    $14,762,085

COST OF GOODS SOLD                          15,111,618     13,836,818     11,600,552
                                           -----------    -----------    -----------

GROSS PROFIT                                 3,977,548      3,841,724      3,161,533

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                   2,068,321      2,019,079      1,885,622
                                           -----------    -----------    -----------

INCOME FROM OPERATIONS                       1,909,227      1,822,645      1,275,911

OTHER INCOME:
    Interest (net)                              49,109         31,153         15,206
    Other                                       13,041         35,152         28,785
                                           -----------    -----------    -----------
              Total other income                62,150         66,305         43,991
                                           -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                   1,971,377      1,888,950      1,319,902

INCOME TAXES (Note 5)                          818,450        754,491        501,086
                                           -----------    -----------    -----------

NET INCOME                                   1,152,927      1,134,459        818,816

RETAINED EARNINGS, BEGINNING OF YEAR         3,514,166      3,073,307      2,907,291
                                           -----------    -----------    -----------

                                             4,667,093      4,207,766      3,726,107

LESS CASH DIVIDENDS
    ($1.00, $.85 and $.80 per share
    in 1997, 1996 and 1995,
    respectively)                              816,000        693,600        652,800
                                           -----------    -----------    -----------
RETAINED EARNINGS, END OF YEAR             $ 3,851,093    $ 3,514,166    $ 3,073,307
                                           -----------    -----------    -----------
                                           -----------    -----------    -----------

EARNINGS PER COMMON SHARE:                 $      1.41    $      1.39    $      1.00
                                           -----------    -----------    -----------
                                           -----------    -----------    -----------





SEE NOTES TO FINANCIAL STATEMENTS.

UNIVERSAL MFG. CO.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

THREE YEARS ENDED JULY 31, 1997

                                                                                            1997           1996           1995
                                                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $1,152,927     $1,134,459      $ 818,816
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation                                                                            190,749        184,406        149,786
    Deferred income taxes                                                                    (1,879)         -            (22,586)
    Gain on sale of property                                                                 (2,459)       (14,634)        (4,920)
Effect of changes in operating assets and liabilities:
    Accounts receivable                                                                    (229,925)      (235,815)       131,288
    Inventories                                                                              67,001         44,270       (203,350)
    Income taxes recoverable                                                                (23,180)       109,646       (109,646)
    Prepaid expenses                                                                        (20,647)       (12,306)        46,411
    Accounts payable                                                                        (88,219)       242,231       (117,845)
    Dividends payable                                                                          -            40,800         40,800
    Payroll taxes                                                                            14,405          1,227         (2,676)
    Income taxes payable                                                                    (56,790)        56,790       (143,848)
    Accrued compensation                                                                     (2,415)         1,711        (32,292)
    Accrued local taxes                                                                       8,285         (5,706)          (710)
                                                                                        -----------    -----------    -----------

              Net cash flows from operating activities                                    1,007,853      1,547,079        549,228
                                                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                                               88,400         81,063         38,724
Purchases of property                                                                      (332,936)      (278,534)      (365,610)
Purchases of investments                                                                       -              -            (3,197)
Proceeds from maturities of investments                                                        -            67,597           -
                                                                                        -----------    -----------    -----------
              Net cash flows from investing activities                                     (244,536)      (129,874)      (330,083)
                                                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                                                       (816,000)      (693,600)      (652,800)
                                                                                        -----------    -----------    -----------
              Net cash flows from financing activities                                     (816,000)      (693,600)      (652,800)
                                                                                        -----------    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (52,683)       723,605       (433,655)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              934,072        210,467        644,122
                                                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $ 881,389      $ 934,072      $ 210,467
                                                                                        -----------    -----------    -----------
                                                                                        -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF
              CASH FLOW INFORMATION:
Cash paid during the year for:
    Income taxes                                                                          $ 898,426      $ 595,805      $ 729,514
                                                                                        -----------    -----------    -----------
                                                                                        -----------    -----------    -----------





SEE NOTES TO FINANCIAL STATEMENTS.

UNIVERSAL MFG. CO.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
THREE YEARS ENDED JULY 31, 1997

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

    INVENTORIES - Inventories are stated at the lower of cost, determined on a last-in, first-out (LIFO) method or market.

    INVESTMENTS - From time-to-time the Company may make short-term investments which are considered as either trading securities or available for sale securities and, accordingly, are carried at fair value in the Company's financial statements.

    DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows

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

    PENDING ACCOUNTING CHANGES - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for fiscal years beginning after December 15, 1997. In addition, in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", all of which are effective for fiscal years beginning after December 15, 1997. The adoption of these statements is not expected to have a material impact on the operations of the Company.

UNIVERSAL MFG. CO.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
THREE YEARS ENDED JULY 31, 1997

3.  INVENTORIES

    The major classes of inventory are as follows:

                                      1997           1996
                                   ----------     ----------
    Product core                  $1,048,754     $  889,164
    Raw materials                    382,557        496,439
    Finished engines                 278,756        208,295
    Finished small parts             702,645        885,815
                                   ----------     ----------
                                  $2,412,712     $2,479,713
                                   ----------     ----------
                                   ----------     ----------

    If inventories were valued at the lower of cost (first-in, first-out method) or market, inventories would have been $5,342,795 and $5,483,024 at July 31, 1997 and 1996, respectively.

4.  LEASE RECEIVABLE

    On May 26, 1993, the Company, as lessor, entered into a lease agreement with another manufacturer to lease equipment at 8% interest, for a sixty-month period. The total minimum lease payments are $27,373 and the unearned income is $13,332 at July 31, 1997. These amounts are shown on a net basis for financial statement purposes.

5.  INCOME TAXES

    The provision for income taxes for the years ended July 31, 1997, 1996 and 1995 is as follows:

                                     1997           1996           1995
    Current income taxes          $820,329       $754,491       $523,672
    Deferred income taxes           (1,879)          -           (22,586)
                                   --------       --------       --------

    Income tax provision          $818,450       $754,491       $501,086
                                   --------       --------       --------
                                   --------       --------       --------

    The tax effect of differences in the timing of revenues and expenses for tax and financial statement purposes is as follows:

                                 1997        1996      1995
    Depreciation             $ (2,619)    $40,590   $   -

    Uniform inventory
        capitalization         (1,862)      1,752    (13,128)
    Vacation pay accruals       2,076       5,788      1,834
    Other                         526     (48,130)   (11,292)
                              ---------    --------  ---------

    Deferred Income taxes    $ (1,879)    $  -      $(22,586)
                              ---------    --------  ---------
                              ---------    --------  ---------

    A reconciliation between statutory and effective tax rates is as follows:

                                 1997        1996        1995
    Income before
        income taxes         $1,971,377  $1,888,950  $1,319,902
    Statutory rate                  34%         34%         34%
                               ---------   ---------   ---------
    Income taxes
    at statutory rate           670,268     642,243     448,767
    Tax effect of:
        State taxes             159,387      85,320      62,552
        Other - net             (11,205)     26,928     (10,233)
                               ---------   ---------   ---------

    Total income taxes         $818,450    $754,491    $501,086
                               ---------   ---------   ---------
                               ---------   ---------   ---------

6.  EPA PROJECT COSTS

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

    This settlement called for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost $149,725. Total costs paid as of July 31, 1997 are $90,113. The remaining amount of $59,612 is recorded as a liability in the accompanying financial statements.


Refer to Item 13 for Supplemental Report of Independent Public Accountants and the following financial statement schedule:

        Schedule VIII - Valuation Accounts for the three years ended July
31, 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.


                               Page 5 of 12 Pages

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 18, 1997, is incorporated by reference:

           "Election of Directors" - Pages 2, 3 and 4.
           "Management" - Page 4.
           "Section  16(a)  Beneficial Ownership Reporting Compliance" -Page 7.

ITEM 10.  EXECUTIVE COMPENSATION

     The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 18, 1997, is incorporated by reference:

        "Compensation of President and Directors" - Pages 4 and 5.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 18, 1997, is incorporated by reference:

    "Ownership of Voting Securities by Directors and Nominees" -Pages 5 and 6. "Principal Holders of Voting Securities" - Pages 7 and 8.

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

                               Page 6 of 12 Pages

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

                  (24)   Power of attorney.  None required.

                  (27)   Financial Data Schedule.  See page 10.

                  (99) Additional Exhibits. Supplemental Report of Independent Public Accountants and attached financial statement schedule: Schedule VIII - Valuation Accounts for the three years ended July 31, 1996. See pages 11-12.

              (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.


                               Page 7 of 12 Pages

                                   SIGNATURES

        In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL MFG. CO.

By:  __________________________________ By:  __________________________________
     Donald D. Heupel, President, Chief       T. Warren Thompson, Secretary and
     Executive Officer, Chief Financial       Director
     Officer and Director

     Date:  October 28, 1997                 Date:  October 28, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:  --------------------------                    Date:  October 28, 1997
     Richard W. Agee/Director

By:  --------------------------                    Date:  October 28, 1997
     Richard E. McFayden/Director


By:  --------------------------                    Date:  October 28, 1997
     Helen Ann McHugh/Director


By:  --------------------------                    Date:  October 28, 1997
     Harry W. Meginnis/Director


By:  --------------------------                    Date:  October 28, 1997
     Thomas W. Rasmussen/Director



                               Page 8 of 12 Pages

                                  EXHIBIT INDEX

                                                                                                                    Sequentially
                                                                                                                      Numbered
   Exhibit                                                                                                              Page
     No.          Description                                     Method of Filing                                    Location
   -------        -----------                                     ---------------                                  --------------
     3(i)     Articles of Incorporation           Incorporated by reference to the Company's Annual Report on             --
                                                  Form 10-K for the fiscal year ended July 31, 1980, Page 26, to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1986, Pages 15-16 and to the Company's
                                                  Annual Report for the fiscal year ended July 31, 1987, Pages
                                                  15-16.
    3(ii)     Bylaws                              Incorporated by reference to the Company's Annual Report on             --
                                                  Form 10-KSB for the fiscal year ended July 31, 1993, Pages
                                                  12-24.

    10(i)     The Company's Rent Agreement with   Incorporated by reference to the Company's Annual Report on             --
              Dealers Manufacturing Co., dated    Form 10-KSB for the fiscal year ended July 31, 1993, Pages
              May 26, 1993                        25-29.

    10(ii)    The Company's Authorized            Incorporated by reference to the Company's Annual Report on             --
              Remanufactured Product Distributor  Form 10-KSB for the fiscal year ended July 31, 1995, Pages
              Agreement with Ford Motor Company,  20-38.
              dated April 1, 1995

      27      Financial Data Schedule             Filed herewith.                                                         10

      99      Supplemental Report of Independent  Filed herewith.                                                       11-12
              Public Accountants and attached
              financial statement schedule:
              Schedule VIII - Valuation Accounts
              for the three years ended July 31,
              1997

-------------------------------------------------------------------------------

                               Page 9 of 12 Pages