Form 10QSB
period 1997-10-31
UNIVERSAL MANUFACTURING CO
filed 1997-12-01
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 10-31-97                         Commission File Number 0-2865

                               UNIVERSAL MFG, CO.
             (Exact name if Registrant as specified in its charter)

          Nebraska                                       42 0733240
         ---------                                       ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                 405 Diagonal Street., P. O. Box 190, Algona, Iowa  50511
                         (Address of principal executive office)

Registrant's telephone number, including area code       (515)-295-3557

                                 Not  Applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days."

                  Yes   _X_         No_____

"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date."

    Number of shares outstanding as of 10-31-97            816,000
                                                           --------
                                                            common

Transitional Small Business Disclosed Format  ( Check one ):


                  Yes____  No    _X_

                               UNIVERSAL MFG. CO.
                                   FORM 10-QSB
                                      INDEX


                                                                     Pages
Part I   FINANCIAL INFORMATION

         Item 1.   Financial Statements:                               3
           Balance Sheets - October 31, 1997
           (unaudited) and July 31, 1997

           Statements of Income and Retained                           4
            Earnings - Three Months ended October 31, 1997 and 1996. (unaudited)

           Statements of Cash Flows - Three
            months ended October 31, 1997 and 1996. (unaudited)        5

           Notes to Financial Statements                             6-8

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and results of Operations                  9

Part II   OTHER INFORMATION

         Item 1.  Legal proceedings                                    9

         Item 2.  Changes in securities                                9

         Item 3.  Defaults upon senior securities                      9

         Item 4.  Submission of Matters to a vote of security holders  9

         Item 5.  Other information                                    9

         Item 6.  Exhibits and reports on Form 8-K                     9


Signatures                                                            10
                                     2

Item 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS
                                                  October 31
                                                     1997          July 31,
                                                  (Unaudited)        1997
                                                  -----------     ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $1,233,582       $881,389
  Accounts receivable                              1,870,746      1,884,917
  Inventories                                      2,187,674      2,412,712
  Income taxes recoverable                                 0         23,180
  Prepaid expenses                                   222,334         70,929
                                                  -----------     ----------
  Total current assets                             5,514,336      5,273,127
                                                  -----------     ----------
Deferred Income Taxes                                 44,208         44,208
                                                  -----------     ----------
Lease Receivable                                      10,726         14,041
                                                  -----------     ----------
PROPERTY - At cost
  Land                                               120,499        120,499
  Buildings                                        1,157,156      1,157,116
  Machinery and equipment                          1,001,723        938,466
  Furniture and fixtures                             208,086        208,086
  Trucks and automobiles                             743,530        743,530
                                                  -----------     ----------
  Total property                                   3,230,994      3,167,697
  Less accumulated depreciation                   (2,098,471)    (2,055,549)
                                                  -----------     ----------
  Property - net                                   1,132,523      1,112,148
                                                  -----------     ----------
                                                  $6,701,793     $6,443,524
                                                  -----------     ----------
                                                  -----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $1,347,996     $1,419,725
  Dividends payable                                  204,000        204,000
  Payroll taxes                                       21,167         24,944
  Income taxes payable                               173,934              0
  Accrued compensation                                85,287         87,631
  Accrued local taxes                                      0         22,269
                                                  -----------     ----------
  Total current liabilities                        1,832,384      1,758,569
                                                  -----------     ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares          816,000        816,000
  Additional paid-in capital                          17,862         17,862
  Retained earnings                                4,035,547      3,851,093
                                                  -----------     ----------
  Total stockholders' equity                       4,869,409      4,684,955
                                                  -----------     ----------
                                                  $6,701,793     $6,443,524
                                                  -----------     ----------
                                                  -----------     ----------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                        Three Months Ended
                                                  ----------------------------
                                                     October        October
                                                      1997           1996
                                                  -----------     ----------
NET SALES                                          $5,375,784     $4,854,133

COST OF GOODS SOLD                                  4,214,178      3,559,425
                                                  -----------     ----------
GROSS PROFIT                                        1,161,606      1,294,708

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                             542,629        495,813
                                                  -----------     ----------

INCOME FROM OPERATIONS                                618,977        798,895
                                                  -----------     ----------
OTHER INCOME:
  Interest                                             13,223         15,087
  Other income                                          4,618          3,745
                                                  -----------     ----------
  Total other income                                   17,841         18,832
                                                  -----------     ----------

INCOME BEFORE INCOME TAXES                            636,818        817,727

INCOME TAXES                                          248,359        318,913
                                                  -----------     ----------
NET INCOME                                            388,459        498,814

RETAINED EARNINGS, Beginning of period              3,851,088      3,514,161

DIVIDENDS                                            (204,000)      (204,000)
                                                  -----------     ----------
RETAINED EARNINGS, End of period                   $4,035,547     $3,808,975
                                                  -----------     ----------
                                                  -----------     ----------

EARNINGS PER COMMON SHARE:

 Earnings per common share                              $0.48          $0.61
                                                  -----------     ----------
                                                  -----------     ----------

UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                         Three Months Ended
                                                     -------------------------
                                                     October 31,   October 31,
                                                        1997          1996
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $388,459      $498,814
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                            42,922        48,152
  Gain on sale of property                                     0          (700)
Changes in operating assets and liabilities:
  Accounts receivable                                     14,171        40,962
  Inventories                                            225,033       220,580
  Prepaid expenses                                      (151,405)      (77,423)
  Income taxes recoverable                                23,180             0
  Lease receivable                                         3,315             0
  Accounts payable                                       (82,437)     (134,958)
  Payroll taxes                                           (3,777)        9,123
  Accrued compensation                                    (2,344)        9,589
  Accrued local taxes                                    (11,561)       (3,324)
  Income taxes payable                                   173,934       250,674
                                                     -----------    ----------
Net cash flows from operating activities                 619,490       861,489
                                                     -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                 0           700
Purchases of property                                    (63,297)      (35,446)
Proceeds from maturities of investments                        -             0
                                                     -----------    ----------
Net cash flows from investing activities                 (63,297)      (34,746)
                                                     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                    (204,000)     (204,000)
                                                     -----------     ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  352,193       622,743

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         881,389       934,072
                                                     -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,233,582    $1,556,815
                                                     -----------    ----------
                                                     -----------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                            $8,915       $68,240
                                                     -----------     ----------
                                                     -----------     ----------

                               UNIVERSAL Mfg. Co.
                          NOTES TO FINANCIAL STATEMENTS
                         AS OF AND FOR THE THREE MONTHS
                       ENDED OCTOBER 31, 1997 (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Company is engaged in the business of remanufacturing and selling on a wholesale basis remanufactured engines and other remanufactured automobile parts for Ford, Lincoln and Mercury automobile and trucks. The Company is a franchised remanufacturer for Ford Motor Company with a defined territory. The Company purchases the majority of its new raw materials from Ford Motor Company. Remanufactured engines for non-Ford vehicles are also marketed on a limited basis. The principal markets for the Company's products are automotive dealers and jobber supply houses. The Company has no separate segments, major customers, foreign operations or export sales.

USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

INVENTORIES - Inventories are stated at the lower of cost (last -in first-out method) or market.

INVESTMENTS - Short-term investments are considered as either trading securities or available for sale securities and, accordingly, are carried at fair market value in the Company's financial statements.

DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:

Assets                 Depreciation Method                       Lives
------                 -------------------                       -----
Buildings             Straight-line and declining balance      10-20 years
Mach & Equip          Declining balance                         7-10 years
Furniture & Fix.      Declining balance                          5-7 years
Trucks & Auto's       Declining balance                          3-5 years

Maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful service lives. The applicable property accounts are relieved of the cost and related depreciation upon disposition. Gains or losses are recognized at the time of disposal.

REVENUE RECOGNITION - Sales and related cost of sales are recognized primarily upon shipment of product.

CASH EQUIVALENT - For the purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

(Unaudited)

Financial Instruments - Cash and cash equivalents , accounts receivable and accounts payable are short term in nature and the values at which they are recorded are considered to be reasonable estimates of their fair market values.

Earnings Per Share - Earnings per share have been computed on the weighted average number of shares outstanding. (816,000 shares.)

Company Representation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1997, and the results of operations and cash flows for the three month period ending October 31, 1997 and October, 1996. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1997.

CHANGES IN ACCOUNTING PRINCIPLES

Pending Accounting Changes - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earning per Share" and in addition issued "Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure about segments of and Enterprise and Related Information", all of which are effective for fiscal years beginning after December 15, 1997. The adoption of these statements is not expected to have a material impact on the operations of the company.

LEASE RECEIVABLE

On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum lease payments are $20,530 and the unearned income is $9,804, as of October 31, 1997. These amounts are shown on a net basis for financial statement purposes.

                                   (Unaudited)



EPA PROJECT COSTS

In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA), which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleges, among other things, that the Company failed to adequately test and properly transport certain residue of hazardous wastes which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA, dated May 6, 1994, which provides for settlement of this complaint.
This settlement called for payment of civil penalties of $32,955 and for completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of October 31, 1997 are $90,113. The remaining amount of $59,612 has been recorded, as a liability, in the accompanying financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Sales for the first quarter, 1997, were 11% higher than for the first quarter a year ago. This sales increase was led by sales of remanufactured engine assemblies, and by distribution of remanufactured components for diesel engines. Other product lines which increased in sales were starters, water pumps, alternator rotors, steering gears, and transmission assemblies.

         Earnings from operations decreased 22% due to unusual earnings from core (old parts for remanufacturing) sales first quarter last fiscal year.

         The higher cash balance for October 31, 1997, compared to July 31, 1997, is because first quarter, 1998 estimated income taxes are due November 17, 1997, after quarter end. Fourth quarter 1997 taxes were paid before quarter end.

         Inventories were lower in October 31, 1997, than July 31, 1997, but
         are within normal business fluctuations.    Prepaid expenses were
         higher due to payments made on the construction of a 10,000 sq. ft. arehouse facility in Algona, Iowa.

Part II
Item 1.  LEGAL PROCEEDINGS:

         With respect to the Supplemental Environmental Project (the "SEP") being performed by the Company pursuant to the May 6, 1994 Consent Agreement with the United States Environmental Protection Agency ("EPA"), the Company has paid total costs of $90,113 for work performed. No further direction has been received from the EPA regarding any testing or clean-up that may be required for contamination found in the large pit after the sludge was removed. No estimate of these costs can be made at this time. If the EPA determines that no further work is required under the SEP, the Company will owe a deferred penalty of approximately $32,955 under the terms of the Consent Agreement with the EPA.
         Please refer to the Part I, Item 3 of the Form 10-KSB report for the Company's fiscal year ended July 31, 1997, for further discussion of this matter.

Item 2.  CHANGES IN SECURITIES                        NONE
Item 3.  DEFAULTS UPON SENIOR SECURITIES              NONE
Item 4.  SUBMISSION OF MATTERS TO A                   NONE
             VOTE OF SECURITY HOLDERS
Item 5.  OTHER INFORMATION                            NONE
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
        (a.) Exhibits                  NONE
        (b.) Reports on Form 8-K:
             The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date 11-25-97       /s/ Donald D. Heupel
                    -------------------------------------------------------
                    Donald D. Heupel, President and Chief Financial Officer