Form 10QSB
period 1998-01-31
UNIVERSAL MANUFACTURING CO
filed 1998-03-09
CIK 102049

                                    FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 01-31-98                       Commission File Number 0-2865
                                 UNIVERSAL MFG, CO.
                                -------------------
               (Exact name if Registrant as specified in its charter)

          NEBRASKA                                      42 0733240
          ---------                                     ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
  or organization)

              405 Diagonal Street., P. O. Box 190, Algona, Iowa  50511
                      (Address of principal executive office)

Registrant's telephone number, including area code    (515)-295-3557
                                                    ----------------
                        Not  Applicable
Former name, former address and former fiscal year if changed since last report

"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days."

                        Yes    X         No
                             ----------------------

"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date."
            Number of shares outstanding as of 01-31-98            816,000
                                                                   -------
                                                                    common

Transitional Small Business Disclosed Format  ( Check one ):

                         Yes             No      X
                             ----------------------

                                UNIVERSAL MFG. CO.
                                    FORM 10-QSB
                                       INDEX



                                                                          PAGES
Part I       FINANCIAL INFORMATION
             Item 1.   Financial Statements:                                3
                Balance Sheets - January 31, 1998
                (unaudited) and July 31, 1997

                Statements of Income and Retained                           4
                Earnings - Six Months ended January 31, 1998
                and 1997. (unaudited)

                Statements of Income and Retained                           5
                Earnings - Three Months ending January 31, 1998
                And 1997. (unaudited)

                Statements of Cash Flows - Six months ended
                January 31, 1998 and 1997. (unaudited)                       6



                Notes to Financial Statements                              7-9

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and results of Operations         10

Part II      OTHER INFORMATION
             Item 1.   Legal proceedings                                     10

             Item 2.   Changes in securities                                 10

             Item 3.   Defaults upon senior securities                       10

             Item 4.   Submission of Matters to a vote of
                       security holders                                      10

             Item 5.   Other information                                     10

             Item 6.   Exhibits and reports on Form 8-K                      10


Signatures                                                                   11



                               ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS

                                                           January 31,
                                                               1998               July 31,
                                                           (Unaudited)              1997
                                                          --------------         -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $338,566            $881,389
  Accounts receivable                                         1,714,557           1,884,917
  Inventories                                                 3,822,655           2,412,712
  Income taxes recoverable                                       31,303              23,180
  Prepaid expenses                                              204,040              70,929
                                                          --------------         -----------
  Total current assets                                        6,111,121           5,273,127
                                                          --------------         -----------
Deferred Income Taxes                                            44,208              44,208
                                                          --------------         -----------
Lease Receivable                                                  7,596              14,041
                                                          --------------         -----------
PROPERTY - At cost
  Land                                                          120,499             120,499
  Buildings                                                   1,179,892           1,157,116
  Machinery and equipment                                     1,007,839             938,466
  Furniture and fixtures                                        227,599             208,086
  Trucks and automobiles                                        748,161             743,530
                                                          --------------         -----------
  Total property                                              3,283,991           3,167,697
  Less accumulated depreciation                              (2,118,061)         (2,055,549)
                                                          --------------         -----------
  Property - net                                              1,165,930           1,112,148
                                                          --------------         -----------
                                                             $7,328,855          $6,443,524
                                                          --------------         -----------
                                                          --------------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $2,122,489          $1,419,725
  Dividends payable                                             204,000             204,000
  Payroll taxes                                                  35,882              24,944
  Income taxes payable                                              -                     0
  Accrued compensation                                           54,259              87,631
  Accrued local taxes                                            19,093              22,269
                                                          --------------         -----------
  Total current liabilities                                   2,435,723           1,758,569
                                                          --------------         -----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized, 2,000,000 shares,
    issued and outstanding, 816,000 shares                      816,000             816,000
  Additional paid-in capital                                     17,862              17,862
  Retained earnings                                           4,059,270           3,851,093
                                                          --------------         -----------
  Total stockholders' equity                                  4,893,132           4,684,955
                                                          --------------         -----------
                                                             $7,328,855          $6,443,524
                                                          --------------         -----------
                                                          --------------         -----------


UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)


                                                                    Six Months Ended
                                                          ----------------------------------
                                                           January 31,           January 31,
                                                               1998                 1997
                                                          --------------         -----------
NET SALES                                                    $9,493,294          $9,649,036

COST OF GOODS SOLD                                            7,461,399           7,558,452
                                                          --------------         -----------
GROSS PROFIT                                                  2,031,895           2,090,584

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                     1,056,143           1,009,285
                                                          --------------         -----------

INCOME FROM OPERATIONS                                          975,752           1,081,299
                                                          --------------         -----------

OTHER INCOME:
  Interest                                                       26,223              27,184
  Other income                                                    8,155               9,091
                                                          --------------         -----------
  Total other income                                             34,378              36,275
                                                          --------------         -----------

INCOME BEFORE INCOME TAXES                                    1,010,130           1,117,574

INCOME TAXES                                                    393,953             435,854

                                                          --------------         -----------
NET INCOME                                                      616,177             681,720

RETAINED EARNINGS, Beginning of period                        3,851,093           3,514,161

DIVIDENDS                                                      (408,000)           (408,000)
                                                          --------------         -----------
RETAINED EARNINGS, End of period                             $4,059,270          $3,787,881
                                                          --------------         -----------
                                                          --------------         -----------

EARNINGS PER COMMON SHARE:

 Earnings per common share                                        $0.76               $0.84
                                                          --------------         -----------
                                                          --------------         -----------


UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)


                                                                   Three Months Ended
                                                          ----------------------------------
                                                           January 31,           January 31,
                                                               1998                 1997
                                                          --------------         -----------
NET SALES                                                    $4,117,510          $4,794,903

COST OF GOODS SOLD                                            3,247,221           3,999,027
                                                          --------------         -----------
GROSS PROFIT                                                    870,289             795,876

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                       513,514             513,472
                                                          --------------         -----------

INCOME FROM OPERATIONS                                          356,775             282,404
                                                          --------------         -----------

OTHER INCOME:
  Interest                                                       13,000              12,097
  Other income                                                    3,544               5,346
                                                          --------------         -----------
  Total other income                                             16,544              17,443
                                                          --------------         -----------

INCOME BEFORE INCOME TAXES                                      373,319             299,847

INCOME TAXES                                                    145,594             116,941

                                                          --------------         -----------
NET INCOME                                                      227,725             182,906

RETAINED EARNINGS, BEGINNING OF QUARTER                       4,035,545           3,808,875

DIVIDENDS PAID                                                 (204,000)           (204,000)
                                                          --------------         -----------
RETAINED EARNINGS, END OF QUARTER                            $4,059,270          $3,787,781
                                                          --------------         -----------
                                                          --------------         -----------

EARNINGS PER COMMON SHARE:

 Earnings per common share                                        $0.28               $0.22
                                                          --------------         -----------
                                                          --------------         -----------


UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                  Six Months Ended
                                                          ----------------------------------
                                                           January 31,           January 31,
                                                               1998                 1997
                                                          --------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $616,177            $681,720
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                   62,512              98,137
  Gain on sale of property                                            0                (595)
Changes in operating assets and liabilities:
  Accounts receivable                                           170,360            (202,759)
  Inventories                                                (1,409,943)            296,484
  Prepaid expenses                                             (133,111)            (64,331)
  Income taxes recoverable                                       (8,123)            (61,380)
  Lease receivable                                                6,445               5,774
  Accounts payable                                              702,764            (303,046)
  Payroll taxes                                                  10,938              23,199
  Accrued compensation                                          (33,372)            (42,543)
  Accrued local taxes                                            (3,176)              5,139
  Income taxes payable                                                0             (56,790)
                                                          --------------         -----------
Net cash flows from operating activities                        (18,529)            379,009
                                                          --------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                        0               7,300
Purchases of property                                          (116,294)           (148,857)
Proceeds from maturities of investments                               0                   0
                                                          --------------         -----------
Net cash flows from investing activities                       (116,294)           (141,557)
                                                          --------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                           (408,000)           (408,000)
                                                          --------------         -----------
Net cash flows from financing activities                       (408,000)           (408,000)
                                                          --------------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (542,823)           (170,548)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                881,389             934,072
                                                          --------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $338,566            $763,524
                                                          --------------         -----------
                                                          --------------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                 $403,955            $554,024
                                                          --------------         -----------
                                                          --------------         -----------


                                 UNIVERSAL Mfg. Co.
                           NOTES TO FINANCIAL STATEMENTS
                            AS OF AND FOR THE SIX MONTHS
                         ENDED JANUARY 31, 1998 (unaudited)

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

DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:

Assets              Depreciation Method                          Lives
------              -------------------                          -----
Buildings           Straight-line and declining balance          10 - 20 years
Mach & Equip        Declining balance                             7 - 10 years
Furniture & Fix.    Declining balance                             5 - 7 years
Trucks & Auto's     Declining balance                             3 - 5 years


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

Company Representation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1998, and the results of operations and cash flows for the three and six month periods ending January 31, 1998 and January 1997. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1997.

CHANGES IN ACCOUNTING PRINCIPLES

Pending Accounting Changes - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earning per Share" and in addition issued "Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure about segments of an Enterprise and Related Information", all of which are effective for fiscal years beginning after December 15, 1997. The adoption of these statements is not expected to have a material impact on the operations of the company.

LEASE RECEIVABLE

On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum lease payments are $13,687 and the unearned income is $6,091, as of January 31, 1998. These amounts are shown on a net basis for financial statement purposes.

                                    (Unaudited)



EPA PROJECT COSTS

In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA), which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleges, among other things, that the Company failed to adequately test and properly transport certain residue of hazardous wastes, which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA, dated May 6, 1994, which provides for settlement of this complaint.

This settlement called for payment of civil penalties of $32,955 and for completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of January 31, 1998 are $90,113. The remaining amount of $59,612 has been recorded, as a liability, in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first six months of fiscal 1997-98 were 1.6% lower than a year ago. This sales decrease is the result of the unusually mild winter and the de-authorization of brake shoes in August of 1997.

Earnings from operations increased during the second quarter as a result of the purchase of fuel pump seed units a year ago.

The lower cash balance for January 31, 1998, compared to July 31, 1997, is due to increased investment in inventories. Inventories were increased to participate in expanded distribution programs for Ford Motor Company. Accounts Payable increases are also due to the expansion of inventories and to a change in accrual procedures, which recognizes product receipt prior to invoicing.

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




Date  3-3-98        /s/ Donald D. Heupel
     --------      --------------------------------------------------------
                    Donald D. Heupel, President and Chief Financial Officer