Form 10QSB
period 1998-04-30
UNIVERSAL MANUFACTURING CO
filed 1998-06-04
CIK 102049

                                    FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 04-30-98                       Commission File Number 0-2865
                                 UNIVERSAL MFG, CO.
                                 ------------------
               (Exact name if Registrant as specified in its charter)

          Nebraska                                          42 0733240
          --------                                          ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
  or organization)

              405 Diagonal Street., P. O. Box 190, Algona, Iowa  50511
                      (Address of principal executive office)

Registrant's telephone number, including area code       (515)-295-3557
                                                         --------------

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

                Yes    X         NO
                       ----        ----

"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date."

          Number of shares outstanding as of 04-30-98     816,000
                                                          -------
                                                            common

Transitional Small Business Disclosed Format  ( Check one ):


                Yes               No   X
                     ----            -----

                                UNIVERSAL MFG. CO.
                                    FORM 10-QSB
                                       INDEX


                                                                        Pages
                                                                        -----
Part I   FINANCIAL INFORMATION
         Item 1.   Financial Statements:                                   3
            Balance Sheets - April 30, 1998
            (unaudited) and July 31, 1997

            Statements of Income and Retained                              4
            Earnings - Nine Months ended April 30, 1998
               and 1997. (unaudited)

            Statements of Income and Retained                              5
            Earnings - Three Months ending April 30, 1998
               And 1997. (unaudited)

            Statements of Cash Flows - Nine months ended
            April 30, 1998 and 1997. (unaudited)                           6


            Notes to Financial Statements                                7-9

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and results of Operations                    10

Part II   OTHER INFORMATION
          Item 1.   Legal proceedings                                     10

          Item 2.   Changes in securities                                 10

          Item 3.   Defaults upon senior securities                       10

          Item 4.   Submission of Matters to a vote of security holders   10

          Item 5.   Other information                                     11

          Item 6.   Exhibits and reports on Form 8-K                      11

Signatures                                                                12

                               ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS

                                                April 30,
                                                   1998            July 31,
                                               (Unaudited)           1997
                                              --------------     -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $521,615          $881,389
  Accounts receivable                             1,524,014         1,884,917
  Inventories                                     3,554,376         2,412,712
  Income taxes recoverable                           20,648            23,180
  Prepaid expenses                                   36,280            70,929
                                              --------------     -------------
  Total current assets                            5,656,933         5,273,127
                                              --------------     -------------
Deferred Income Taxes                                44,208            44,208
                                              --------------     -------------
Lease Receivable                                      3,707            14,041
                                              --------------     -------------
PROPERTY - At cost
  Land                                              120,499           120,499
  Buildings                                       1,406,747         1,157,116
  Machinery and equipment                         1,016,279           938,466
  Furniture and fixtures                            264,924           208,086
  Trucks and automobiles                            774,731           743,530
                                              --------------     -------------
  Total property                                  3,583,180         3,167,697
  Less accumulated depreciation                  (2,166,712)       (2,055,549)
                                              --------------     -------------
  Property - net                                  1,416,468         1,112,148
                                              --------------     -------------
                                                 $7,121,316        $6,443,524
                                              ==============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $2,005,714        $1,419,725
  Dividends payable                                 163,200           204,000
  Payroll taxes                                      26,681            24,944
  Income taxes payable                                    0                 0
  Accrued compensation                               65,854            87,631
  Accrued local taxes                                13,560            22,269
                                              --------------     -------------
  Total current liabilities                       2,275,009         1,758,569
                                              --------------     -------------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares         816,000           816,000
  Additional paid-in capital                         17,862            17,862
  Retained earnings                               4,012,445         3,851,093
                                              --------------     -------------
  Total stockholders' equity                      4,846,307         4,684,955
                                              --------------     -------------
                                                 $7,121,316        $6,443,524
                                              ==============     =============

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                    Nine Months Ended
                                          ------------------------------------
                                            April 30,              April 30,
                                               1998                  1997
                                          --------------         -------------
NET SALES                                   $13,643,785           $14,112,798

COST OF GOODS SOLD                           10,896,925            11,168,363
                                          --------------         -------------
GROSS PROFIT                                  2,746,860             2,944,435

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     1,590,300             1,535,191
                                          --------------         -------------

INCOME FROM OPERATIONS                        1,156,560             1,409,244
                                          --------------         -------------

OTHER INCOME:
  Interest                                       32,119                42,815
  Other income                                   12,225                11,595
                                          --------------         -------------
  Total other income                             44,344                54,410
                                          --------------         -------------

INCOME BEFORE INCOME TAXES                    1,200,904             1,463,654

INCOME TAXES                                    468,352               570,825

                                          --------------         -------------
NET INCOME                                      732,552               892,829

RETAINED EARNINGS, Beginning of period        3,851,093             3,514,161

DIVIDENDS                                      (571,200)             (612,000)
                                          --------------         -------------
RETAINED EARNINGS, End of period             $4,012,445            $3,794,990
                                          ==============         =============

EARNINGS PER COMMON SHARE:

 Earnings per common share                        $0.90                 $1.09
                                          ==============         =============


UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                     Three Months Ended
                                            ------------------------------------
                                              April 30,              April 30,
                                                 1998                  1997
                                            --------------         -------------
NET SALES                                      $4,150,491            $4,463,762

COST OF GOODS SOLD                              3,435,526             3,609,911
                                            --------------         -------------
GROSS PROFIT                                      714,965               853,851

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                         534,157               525,906
                                            --------------         -------------

INCOME FROM OPERATIONS                            180,808               327,945
                                            --------------         -------------

OTHER INCOME:
  Interest                                          5,896                11,491
  Other income                                      4,065                 6,644
                                            --------------         -------------
  Total other income                                9,961                18,135
                                            --------------         -------------

INCOME BEFORE INCOME TAXES                        190,769               346,080

INCOME TAXES                                       74,400               134,971

                                            --------------         -------------
NET INCOME                                        116,369               211,109

RETAINED EARNINGS, BEGINNING OF QUARTER         4,059,276             3,787,881

DIVIDENDS PAID                                   (163,200)             (204,000)
                                            --------------         -------------
RETAINED EARNINGS, END OF QUARTER              $4,012,445            $3,794,990
                                            ==============         =============

EARNINGS PER COMMON SHARE:

 Earnings per common share                          $0.14                 $0.26
                                            ==============         =============

UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                           Nine Months Ended
                                                   ------------------------------------
                                                     April 30,              April 30,
                                                        1998                  1997
                                                   --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $732,552              $892,829
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                           111,163               146,951
  (Gain) on sale of property                               9,136                (2,459)
Changes in operating assets and liabilities:
  Accounts receivable                                    360,903               175,779
  Inventories                                         (1,141,664)             (593,450)
  Prepaid expenses                                        34,649               (52,289)
  Income taxes recoverable                                 2,532               (52,995)
  Lease receivable                                        10,334                 8,842
  Accounts payable                                       545,189               437,070
  Payroll taxes                                            1,737                   561
  Accrued compensation                                   (21,777)              (37,582)
  Accrued local taxes                                     (8,709)                 (100)
  Income taxes payable                                         0               (56,790)
                                                   --------------         -------------
Net cash flows from operating activities                 636,045               866,367
                                                   --------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                 0                10,200
Purchases of property                                   (424,619)             (250,835)
                                                   --------------         -------------
Net cash flows from investing activities                (424,619)             (240,635)
                                                   --------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                    (571,200)             (612,000)
                                                   --------------         -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (359,774)               13,732

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         881,389               934,072
                                                   --------------         -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $521,615              $947,804
                                                   ==============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                          $467,700              $680,610
                                                   ==============         =============

                                 UNIVERSAL Mfg. Co.
                           NOTES TO FINANCIAL STATEMENTS
                           AS OF AND FOR THE NINE MONTHS
                          ENDED APRIL 30, 1998 (unaudited)

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

Maintenance and repairs are charged to operations as incurred. Renewals and betterment's are capitalized and depreciated over their estimated useful service lives. The applicable property accounts are relieved of the cost and related depreciation upon disposition. Gains or losses are recognized at the time of disposal.

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

Company Representation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1998, and the results of operations and cash flows for the three and nine month periods ending April 30, 1998 and April 1997. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1997.

CHANGES IN ACCOUNTING PRINCIPLES

Pending Accounting Changes - In February 1997, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 128, "Earning per Share" and in addition issued "Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure about segments of an Enterprise and Related Information", all of which are effective for fiscal years beginning after December 15, 1997. The adoption of these statements is not expected to have a material impact on the operations of the company.

LEASE RECEIVABLE

On May 26, 1993, the Company entered into a lease agreement with another manufacturer to lease equipment at 8% interest for a sixty-month period. The total minimum lease payments are $6,843 and the unearned income is $3,136, as of January 31, 1998. These amounts are shown on a net basis for financial statement purposes.

                                    (Unaudited)



EPA PROJECT COSTS

In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA), which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleges, among other things, that the Company failed to adequately test and properly transport certain residue of hazardous wastes, which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA, dated May 6, 1994, which provides for settlement of this complaint.
This settlement called for payment of civil penalties of $32,955 and for completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of April 30, 1998 are $90,113. The remaining amount of $59,612 has been recorded, as a liability, in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first nine months of fiscal 1997-98 were 3.0% lower than a year ago. This sales decrease followed the automotive replacement parts industry trend of lower sales, and sales were negatively affected by the unusually mild winter.

Earnings for the first three quarters were $.19 lower than a year ago due to the lower sales volume and to inventory reserve adjustments. Last fiscal year, during the first three quarters, LIFO reserves were adjusted lower - this fiscal year they were adjusted upward, resulting in a net earnings reduction of $80,000.

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

Item 2.   CHANGES IN SECURITIES                                  NONE
Item 3.   DEFAULTS UPON SENIOR SECURITIES                        NONE
Item 4.   SUBMISSION OF MATTERS TO A                             NONE
          VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

Ford Customer Service Division (FCSD) has announced that within the next four to eight months, the Sales Agreement between FCSD and Universal Manufacturing Co. would be replaced with a revised agreement. The revised agreement would be for service parts distribution only and would not include manufacturing.

FCSD will form a single third party distribution system, which will consist of current Ford Authorized Remanufacturers and Motorcraft Warehouse Distributors, and they will likely be called Ford Authorized Distributors (FAD's). These FAD's will distribute all Ford and Motorcraft branded service parts.

Over the next several months all current Ford Authorized Remanufactured (FAR) product lines will be deauthorized, and most lines will be replaced with Ford Quality Renewal (FQR) lines. These FQR products will be remanufactured under contract for Ford Customer Service Division, and will be distributed by the FAD's. FQR product lines will also replace new Ford and Motorcraft service replacement parts.

As a result of these changes, Universal Manufacturing Co. will be competing directly with Motorcraft Distributors operating in the same territory. However, the total volume of parts included in this third party distribution will increase significantly.

Manufacturing and distribution will become separate divisions of Universal Manufacturing Co.'s business. Remanufacturing of FAR product lines will cease as they become deauthorized, and the manufacturing portion of the business will concentrate on remanufacturing for the independent after-market, OEM programs, and custom manufacturing.

At the present time, the effects of these changes related to FCSD on Universal Manufacturing Co.'s future operations and earnings cannot be accurately predicted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits                                 None
     b. Reports on Form 8-K
        The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



Date
     -----------  -------------------------------------------------------
                  Donald D. Heupel, President and Chief Financial Officer