Form 10KSB
period 1998-07-31
UNIVERSAL MANUFACTURING CO
filed 1998-10-28
CIK 102049

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended July 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to_______________________

Commission file number 0-2865

                                  UNIVERSAL MFG. CO.
                    (Name of small business issuer in its charter)

           Nebraska                                             42-0733240
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


405 Diagonal Street, Algona, Iowa                             50511
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  515/295-3557

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock ($1.00 par value)
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

     State issuer's revenues for its most recent fiscal year.  $19,372,976

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Common Stock ($1.00 par value) - $7,516,888.75 for October 21, 1998.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock ($1.00 par value) - 816,000 shares as of October 23, 1998.

               This document consists of 18 pages.  Page 1 of 18 pages.

                             See Page 18 for Exhibit Index

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of shareholders to be held November 17, 1998, are incorporated by reference in Part III.

      Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                    ---      ---




                               Page 2 of 18 Pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) The Company is a Nebraska corporation which became incorporated on December 12, 1945. During the fiscal year ended July 31, 1993, the Company phased out remanufacturing of engines and increased its remanufacturing and sale of component automotive parts to other Ford Authorized Remanufactures. The Company continues to market and distribute remanufactured engines. The Company's source for such remanufactured engines is other Ford Authorized Remanufacturers. During the fiscal year ended July 31, 1993, the Company also instituted distribution programs distributing Ford branded parts and products to Ford dealers and began distributing new products, including remanufactured diesel parts, transmissions and Ford branded car care products.

     During the fiscal year ended July 31, 1993, the Company's production employees became unionized. A description of the agreement between the Company and the union is set forth below.

     (b) The Company is engaged in the business of selling on a wholesale basis remanufactured automotive parts for Ford, Lincoln and Mercury automobiles and trucks. It is a franchised remanufacturer for Ford Motor Company. Used automotive parts are the basic raw materials. The principal markets for the Company's products are automotive dealers, parts jobber supply houses and other Ford Authorized Remanufactures. The Company has refocused its distribution efforts from parts jobber supply houses to independent warehouse distributors and warehouses. In addition to its remanufacturing activities, the Company also sells, under a warehouse distributorship agreement with Ford Motor Company, clutches, pressure plates, torque converters, transmissions, engine assemblies, remanufactured diesel parts and Ford branded car care products.

     The Company purchases approximately 75% of its new (i.e., non-used) raw materials and all of its car care products from Ford Motor Company. Used parts to be remanufactured are obtained in exchange with dealers, parts jobber supply houses and other Ford Authorized Remanufactures, or are purchased from salvage dealers and other used parts suppliers. Approximately 75% of such used raw materials are obtained by such exchange with the remaining 25% being purchased. The Company purchases approximately 80% of its completed engine assemblies from Dealers Manufacturing Co., of Minneapolis, Minnesota.

     As an authorized distributor of remanufactured products, the Company's competitive position is strongly related to that of Ford Motor Company. As of April 1, 1995, the Company entered into an Authorized Remanufactured Product Distributor Agreement with Ford Motor Company. A copy of such agreement is attached as Exhibit 10(ii) to the Form 10-KSB for the fiscal year ended July 31, 1995. Among other things, the agreement provides that a Ford dealer may purchase products from any Ford authorized remanufacturer and the agreement changed the designation of the Company's status with respect to Ford Motor Company from remanufacturer to distributor, with remanufacturing activities to be governed by a specific annexed agreement (a copy of which is attached as part of Exhibit 10(ii) to the Form 10-KSB for the fiscal year ended July 31, 1995). The Company's agreement with Ford Motor Company requires it to observe specifications for remanufacturing which are provided by the engineering department of Ford Motor Company. Under the arrangement Ford Motor Company is permitted to inspect for quality control purposes the plant and products of the Company. The Company attempts to maintain a rigid program of quality control to assure conformance with the specifications of Ford Motor Company. The Company's agreement with Ford Motor Company to operate as an authorized distributor of remanufactured products may be cancelled by either party upon thirty days' notice by the Company or upon five days' notice by Ford Motor Company upon the occurrence of certain events described in the agreement.

     Effective October 1, 1998, the Company signed a new sales agreement with the Ford Customer Service Division of the Ford Motor Company. This sales agreement establishes the Company as a Ford Authorized Distributor and requires the Company to distribute remanufactured products, Motorcraft branded products and certain other Ford branded products to Ford Motor Company and Lincoln-Mercury dealerships in territories near the Company's distribution centers according to prescribed distribution standards.



                               Page 3 of 18 Pages

     Ford Motor Company also published a price list for certain distribution items distributed by the Company in early October which provided for reduced gross margins (for example, from 21% to 15% on steering products). Shortly thereafter, Ford Motor Company announced advance information on the addition of two more product lines to be distributed by the Company (starters and alternators), indicating similar gross margins. At the present time, distribution activity represents approximately 35% of the Company's total sales. Because of Ford Motor Company's deauthorization actions, present and anticipated, the Company's distribution activities are expected to constitute a higher percentage of overall sales.

     While it is currently anticipated that total sales volume will increase as a result of Ford Motor Company's recent actions, increased competition and the reduced margins established by Ford Motor Company could adversely affect future earnings. The Company is in the process of formulating and implementing a strategic plan for alternative manufacturing and remanufacturing activities in order to utilize its existing plant and attain other opportunities for profitable operation.

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

     As of July 31, 1998, the Company had 79 employees, all which were full-time employees. In May of 1993 the Company entered into a three year agreement with the United Auto Workers Union ("UAW"), which represents the Company's production employees. Effective May 5, 1996, the Company entered into a new three year agreement with the UAW. The agreement calls for 2.6% hourly wage increases of $.25, $.27 and $.29 on May 5 of each year of the agreement.

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


                                    Page 4 of 18 Pages

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

     During July and August of 1994 the Company undertook the Project and incurred costs of $91,076, or $58,649 less than the engineer's estimate, potentially subjecting the Company to a deferred penalty of $36,362. After the sludge was removed, however, additional contamination was found in the largest of the wastewater collection pits. On June 10, 1998, the Company received notice from the EPA authorizing submission of a detailed technical proposal for an additional Project to ascertain information concerning environmental conditions at the Company's Plant. The EPA notice stated that if approved, the cost of the additional Project work could be used to offset the remaining approximately $37,000 in deferred penalties owed by the Company to EPA under the Agreement. On August 6, 1998, the Company's consultant submitted a proposed Project plan to the EPA detailing soil sampling work and groundwater studies to be conducted over a 48-week period at an estimated cost of $62,000, yielding an anticipated $38,840 in after tax costs to the Company for offset against the remaining deferred penalty. The EPA has not yet responded to the Company's proposal for an additional Project.

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

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                                    Page 5 of 18 Pages

THE COMPANY'S STOCK

     The Company's stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap Market under the trading symbol UFMG. As of September 9, 1998, there were 234 holders of record of the Company's common stock. The following table lists the dividend declarations on the Company's stock during the last two fiscal years:

                         AMOUNT                                 AMOUNT
DATE                    PER SHARE           DATE               PER SHARE
--------------------------------------------------------------------------

October 29, 1997          $.25          October 29, 1996          $.25
January 20, 1998           .25          January 21, 1997           .25
April 20, 1998             .20          April 30, 1997             .25
July 21, 1998              .20          July 15, 1997              .25
--------------------------------------------------------------------------
1998 TOTAL               $ .90          1997 TOTAL               $1.00

     The high and low bid and asked prices for the Company's common stock during the last two fiscal years are shown in the table below:

                                HIGH                          LOW
----------------------------------------------------------------------------
CALENDAR QUARTERS        BID            ASKED          BID            ASKED
3rd Quarter 1996         13 1/2         14 3/4         10             11 3/4
4th Quarter 1996         13 1/2         15             12 1/4         10 1/2
1st Quarter 1997         12 1/2         13 7/8         12 3/8         12 3/4
2nd Quarter 1997         16 3/4         18             12 3/8         12 3/4
3rd Quarter 1997         16             17 1/2         16             17 1/2
4th Quarter 1997         17             17 1/2         15             16
1st Quarter 1998         15 3/8         16 1/4         13 3/4         15 1/2
2nd Quarter 1998         15 1/4         15 3/4         10             11


Information concerning stock prices has been obtained from The NASDAQ Stock Market, Inc. Information concerning stock prices for fiscal years 1997 and 1998 was obtained from Kirkpatrick, Pettis, Smith, Polian, Inc., which acts as a market maker in the Company's stock. The above quotations may reflect inter-dealer prices and may not reflect retail mark-up, mark-down or commission or necessarily represent actual transactions.

                                    Page 6 of 18 Pages

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In fiscal 1998, the Company experienced an increase in sales of 1.5% due to continued increases in sales of Ford Remanufactured distribution products. In fiscal 1997, the Company experienced an increase in sales of 8% also due to continued increased sales to other Ford Authorized
Remanufacturers and increased sales of Ford Remanufactured distribution products.

     Sales to other Ford Authorized Remanufacturers increased to $3,057,983 in fiscal 1998 from $2,946,457 in fiscal 1997. Sales of Ford Remanufactured distribution products in fiscal 1998 were $6,770,540 compared to $6,022,370 in fiscal 1997.

     Unit sales increases in fiscal year 1998 were led by water pumps, with sales of 12,854 units. This represents an increase of 4,052 units over fiscal 1997 sales of 8,802 units.

     Remanufactured engine unit sales in fiscal year 1998 were 2,977, which represents a decrease of 187 units. Engine sales in fiscal 1997 were 3,164.

     Transmission unit sales increased by 326 in fiscal year 1998 to 4,109 units. Transmission sales in fiscal 1997 were 3,783 an increase of 118 over the previous year.

     Electric fuel pump unit sales decreased from 26,003 units in fiscal year 1997 to 24,274 in fiscal 1998, a decrease of 1,729.

     In March, 1998, prices were reviewed but net price changes were not significant. In February 1997, prices were reviewed and selectively increased about 2.5%. In September 1996, water pump prices were reduced as part of a nationwide price reduction program to increase market penetration. Prices were reviewed in February 1996 and were selectively increased by approximately 5%. In July 1996, brake shoe prices were reduced to adjust to market trends.

     In May, 1996, the Company and the United Auto Workers Union, which represents the production employees, reached a new three year agreement. This agreement provides for approximate wage increases of 2.6% each year of the agreement.

     Interest income for fiscal 1998 was $43,213; in fiscal 1997 it was $49,109; and in fiscal 1996 it was $31,153. Investment amounts were slightly lower during fiscal 1998 than during fiscal 1997, and available rates were approximately equal. Investment amounts during 1997 were higher than in 1996, and available investment rates again were approximately the same.

     The following table shows the comparison for the last five fiscal years of gross profit and selling, general and administrative expenses as a percentage of net sales. The reduced gross margin is the result of the sales mix changing to more Ford Remanufacturing distribution products.

                     GROSS PROFIT               SELLING, GENERAL AND
 FISCAL              AS PERCENTAGE          ADMINISTRATIVE EXPENSES AS
  YEAR               OF NET SALES             PERCENTAGE OF NET SALES
------------------------------------------------------------------------
  1994                   21.6                          14.6
  1995                   21.4                          12.8
  1996                   21.7                          11.4
  1997                   20.8                          10.8
  1998                   19.8                          11.0


     The following table shows the changes in selected expense categories, included within selling, general and administrative expenses, for the past three fiscal years:

                                           AMOUNT OF INCREASE (DECREASE)
                                               OVER PRIOR FISCAL YEAR
                                             FISCAL YEARS ENDED JULY 31
                                           1998           1997         1996
-------------------------------------------------------------------------------
 Salaries and Wages (Other than
   for Officers and Directors)            $41,535        ($10,631)      $2,700
 Cost of Group Insurance
   for Employees                            6,663          16,799       19,778
 Officers' and Directors'
   Compensation                           (22,606)         12,032       28,173
 Repairs and Maintenance
   for Vehicles                            20,723           8,341       (1,697)
 Depreciation on Vehicles                   7,316             (13)       9,453
 Gas and Oil                              (14,135)         (3,973)      (3,808)
 Warehouse Supplies & Expenses            (10,337)           (992)       2,656
 Payroll Taxes                                583            (910)       3,986
 Advertising and Price Lists              (24,028)        (23,693)      19,502
 Bad Debt Expenses                           (550)            550         (253)
 Professional Services                     30,238           5,342      (20,346)
 Payroll Insurance                         (6,338)         (5,624)     (13,426)
 Insurance-
   Vehicles, Building, Contents            (8,463)           (365)      (1,717)
 Telephone                                 (4,894)         (6,572)       7,133
 Utilities                                 (2,214)          2,138        2,773
 Freight                                    8,413          36,113       46,491


     The increase in compensation other than officers and directors is due to a key person who was an officer resigning, and being replaced by a key person who was not an officer. The decrease in directors and officers compensation is due to an officer's resignation. The increase in professional services is due to the retention of a consultant to assist with strategic planning, and to legal fees associated with personnel issues. The decrease in advertising and price lists is due to a reduction in the Ford Authorized Remanufacturers national advertising budget, in which the Company participates.

                                    Page 7 of 18 Pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Earnings per share of common stock decreased $.07 in fiscal 1998 due to a lower gross margin and increased selling, general and administrative expenses. Earnings per share of common stock increased $.02 in fiscal 1997 due to increased sales volume. Earnings per share increased $.39 in fiscal 1996 due to increased sales volume and to a slight improvement in gross margin.

     The Company's ratio of current assets to current liabilities of 2.5 to 1 indicates that the Company is maintaining a reasonable level of liquidity. Our inventories in fiscal 1998 were slightly higher than in fiscal 1997. Our total cash and short-term investments at fiscal year-end for the past three years were:

                            TOTAL OF CASH AND
         FISCAL YEAR        SHORT TERM INVESTMENTS
--------------------------------------------------------------
          1998 . . . . . . . . $1,234,007
          1997 . . . . . . . . . $881,389
          1996 . . . . . . . . . $934,072

     It is anticipated that certain capital expenditures will be required to maintain or increase the current level of business and service. Expansion or replacement of our warehouse facilities in Des Moines, IA, Omaha, NE, and Peoria, IL, is likely. Continued growth in Ford distribution programs and the additions of Motorcraft parts to our product offering will require investment in additional inventories. Management believes that some debt may be required to make the transition to higher levels of inventory and to finance future capital needs.

     As indicated in the President's Message to Shareholders, the Ford program for remanufacturing is being restructured. The Company is uncertain concerning what products will be included in future remanufacturing activities, and is in the process of implementing its strategic plan for the future use of its remanufacturing plant.

     In connection with the complaint filed by the Environmental Protection Agency (EPA) described in Note 6 of the Notes to Consolidated Financial Statements, the Company accrued an expense of $149,725 in fiscal 1994 to account for cleanup costs or additional penalty as provided in the settlement agreement with the Environmental Protection Agency (EPA). Portions of this amount were expended in each of fiscal years 1994 and 1995.

     The Company had no bank borrowings during the fiscal year ended July 31, 1998.


                                    Page 8 of 18 Pages

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Universal Mfg. Co.:

     We have audited the accompanying balance sheets of Universal Mfg. Co. as of July 31, 1998 and 1997 and the related statements of income and retained earnings and of cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Universal Mfg. Co. at July 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Des Moines, Iowa
August 31, 1998

                                    Page 9 of 18 Pages

UNIVERSAL MFG. CO.
-------------------------------------------------------------------------------
BALANCE SHEETS
-------------------------------------------------------------------------------

ASSETS                                                                      JULY 31,
                                                                  ----------------------------
CURRENT ASSETS:                                                      1998              1997
                                                                  ----------         ---------
Cash and cash equivalents                                         $1,234,007         $ 881,389
Accounts receivable                                                2,141,099         1,884,917
Inventories (Note 2)                                               2,611,961         2,412,712
Income taxes recoverable                                              23,545            23,180
Prepaid expenses                                                      19,798            70,929
                                                                  ----------         ---------
      Total current assets                                         6,030,410         5,273,127
                                                                  ----------         ---------
DEFERRED INCOME TAXES (NOTE 4)                                        24,188            44,208

LEASE RECEIVABLE (NOTE 3)                                                -              14,041

PROPERTY - AT COST:
Land                                                                 120,499           120,499
Buildings                                                          1,406,747         1,157,116
Machinery and equipment                                            1,013,923           938,466
Furniture and fixtures                                               264,924           208,086
Trucks and automobiles                                               870,579           743,530
                                                                  ----------         ---------
      Total property                                               3,676,672         3,167,697
Less accumulated depreciation                                     (2,201,225)       (2,055,549)
                                                                  ----------         ---------
      Property - net                                               1,475,447         1,112,148
                                                                  ----------         ---------
                                                                  $7,530,045        $6,443,524
                                                                  ----------         ---------
                                                                  ----------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                  $2,199,744        $1,419,725
Dividends payable                                                    163,200           204,000
Payroll taxes                                                         27,828            24,944
Accrued compensation                                                  81,495            87,631
Accrued local taxes                                                   17,570            22,269
                                                                  ----------         ---------
      Total current liabilities                                    2,489,837         1,758,569
                                                                  ----------         ---------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value - authorized 2,000,000 shares; issued
      and outstanding, 816,000 shares                                816,000           816,000
Additional paid-in capital                                            17,862            17,862
Retained earnings                                                  4,206,346         3,851,093
                                                                  ----------         ---------
      Total stockholders' equity                                   5,040,208         4,684,955
                                                                  ----------         ---------
                                                                  $7,530,045        $6,443,524
                                                                  ----------         ---------
                                                                  ----------         ---------

SEE NOTES TO FINANCIAL STATEMENTS.

                                    Page 10 of 18 Pages

UNIVERSAL MFG. CO.
-------------------------------------------------------------------------------
STATEMENTS OF INCOME AND RETAINED EARNINGS
-------------------------------------------------------------------------------
THREE YEARS ENDED JULY 31, 1998

                                                                                     1998              1997              1996
                                                                                 -----------       -----------       -----------
 NET SALES                                                                       $19,372,976       $19,089,166       $17,678,542

 COST OF GOODS SOLD                                                               15,532,466        15,111,618        13,836,818
                                                                                 -----------       -----------       -----------
 GROSS PROFIT                                                                      3,840,510         3,977,548         3,841,724

 SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                                                      2,132,669         2,068,321         2,019,079
                                                                                 -----------       -----------       -----------
 INCOME FROM OPERATIONS                                                            1,707,841         1,909,227         1,822,645

 OTHER INCOME:
      Interest (net)                                                                  43,213            49,109            31,153
      Other                                                                           18,820            13,041            35,152
                                                                                 -----------       -----------       -----------
           Total other income                                                         62,033            62,150            66,305
                                                                                 -----------       -----------       -----------
 INCOME BEFORE INCOME TAXES                                                        1,769,874         1,971,377         1,888,950

 INCOME TAXES (Note 4)                                                               680,221           818,450           754,491
                                                                                 -----------       -----------       -----------
 NET INCOME                                                                        1,089,653         1,152,927         1,134,459

 RETAINED EARNINGS, BEGINNING OF YEAR                                              3,851,093         3,514,166         3,073,307

 LESS CASH DIVIDENDS
      ($.90, $1.00, and $.85 per share in 1998, 1997 and 1996, respectively)         734,400           816,000           693,600
                                                                                 -----------       -----------       -----------
 RETAINED EARNINGS, END OF YEAR                                                  $ 4,206,346       $ 3,851,093       $ 3,514,166
                                                                                 -----------       -----------       -----------
                                                                                 -----------       -----------       -----------
 EARNINGS PER COMMON SHARE:                                                      $      1.34       $      1.41       $      1.39
                                                                                 -----------       -----------       -----------
                                                                                 -----------       -----------       -----------

SEE NOTES TO FINANCIAL STATEMENTS.


                                    Page 11 of 18 Pages

UNIVERSAL MFG. CO.
-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
THREE YEARS ENDED JULY 31, 1998

                                                                                      1998              1997             1996
                                                                                   ---------         ----------       ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $1,089,653        $1,152,927       $1,134,459
 Adjustments to reconcile net income to net cash from operating activities:
      Depreciation                                                                    196,186           190,749          184,406
      Deferred income taxes                                                            20,020            (1,879)            -
      Gain on sale of property                                                         (4,589)           (2,459)         (14,634)
 Effect of changes in operating assets and liabilities:
      Accounts receivable                                                            (256,182)         (229,925)        (235,815)
      Inventories                                                                    (199,249)           67,001           44,270
      Income taxes recoverable                                                           (365)          (23,180)         109,646
      Prepaid expenses                                                                 51,131           (20,647)         (12,306)
      Accounts payable                                                                780,019           (88,219)         242,231
      Payroll taxes                                                                     2,884            14,405            1,227
      Income taxes payable                                                               -              (56,790)          56,790
      Accrued compensation                                                             (6,136)           (2,415)           1,711
      Accrued local taxes                                                              (4,699)            8,285           (5,706)
                                                                                    ---------        ----------       ----------
           Net cash flows from operating activities                                 1,668,673         1,007,853        1,506,279
                                                                                    ---------        ----------       ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                                                        19,050            88,400           81,063
 Purchases of property                                                               (559,905)         (332,936)        (278,534)
 Proceeds from maturities of investments                                                 -                 -              67,597
                                                                                    ---------        ----------       ----------
           Net cash flows from investing activities                                  (540,855)         (244,536)        (129,874)
                                                                                    ---------        ----------       ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of dividends                                                                (775,200)         (816,000)        (652,800)
                                                                                    ---------        ----------       ----------
           Net cash flows from financing activities                                  (775,200)         (816,000)        (652,800)
                                                                                    ---------        ----------       ----------
 NET CHANGE IN CASH AND CASH EQUIVALENTS                                              352,618           (52,683)         723,605

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       881,389           934,072          210,467
                                                                                    ---------        ----------       ----------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 1,234,007        $  881,389       $  934,072
                                                                                    ---------        ----------       ----------
                                                                                    ---------        ----------       ----------
 SUPPLEMENTAL DISCLOSURES OF
           CASH FLOW INFORMATION:
 Cash paid during the year for:
      Income taxes                                                                $   662,445        $  898,426       $  595,805
                                                                                    ---------        ----------       ----------
                                                                                    ---------        ----------       ----------

SEE NOTES TO FINANCIAL STATEMENTS.

                                    Page 12 of 18 Pages

UNIVERSAL MFG. CO.
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
THREE YEARS ENDED JULY 31, 1998

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

     DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:

     ASSETS                              DEPRECIATION METHOD                      LIVES
     ------                              -------------------                      ---------
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

     WARRANTY - Warranty expense is based upon receipt of warranty claims and prior historical experience.

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

     PENDING ACCOUNTING CHANGES - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, effective for fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material impact on the operations of the Company.

2.   INVENTORIES

     The major classes of inventory are as follows:

                                 1998           1997
                              ----------     ----------
Product core                  $1,169,485     $1,048,754
Raw materials                    470,768        382,557
Finished engines                 336,941        278,756
Finished small parts             634,767        702,645
                              ----------     ----------
                              $2,611,961     $2,412,712
                              ----------     ----------
                              ----------     ----------

     If inventories were valued at the lower of cost (first-in, first-out method) or market, inventories would have been $5,655,407 and $5,342,795 at July 31, 1998 and 1997, respectively.

3.   LEASE RECEIVABLE

     On May 26, 1993, the Company, as lessor, entered into a lease agreement with another manufacturer to lease equipment at 8% interest, for a sixty-month period. This agreement was completed as of July 31, 1998.

4.   INCOME TAXES

     The provision for income taxes for the years ended July 31, 1998, 1997 and 1996 is as follows:

                                  1998           1997         1996
                                --------       --------     --------
     Current income taxes       $660,201       $820,329     $754,491
     Deferred income taxes        20,020         (1,879)        -
                                --------       --------     --------
     Income tax provision       $680,221       $818,450     $754,491
                                --------       --------     --------
                                --------       --------     --------

     Deferred tax assets are comprised of the following at July 31:

                                                 1998           1997
                                               --------       --------
     Depreciation                              $(30,480)      $(13,617)
     Uniform inventory capitalization            12,867         15,820
     Vacation pay accruals                       11,770         10,380
     EPA liability                               23,885         23,885
     Other                                        6,146          7,740
                                               --------       --------
     Deferred Income taxes                      $24,188       $ 44,208
                                               --------       --------
                                               --------       --------

     A reconciliation between statutory and effective tax rates is as follows:

                                           1998          1997          1996
                                       ----------     ----------     ----------
   Income before income taxes          $1,769,874     $1,971,377     $1,888,950
   Statutory rate                              34%            34%            34%
                                       ----------     ----------     ----------
   Income taxes at statutory rate         601,757        670,268        642,243
   Tax effect of:
        State taxes                       130,074        159,387         85,320
        Other - net                       (51,610)       (11,205)        26,928
                                       ----------     ----------     ----------
   Total income taxes                  $  680,221     $  818,450     $  754,491
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

5.   401(K) PLAN

     The Company has a 401(k) plan which covers all non-union employees which was adopted January 1, 1997. Under this plan, the Company matches 100% of employee contributions up to 3% of gross salary. The Company matching contributions vest immediately. Total expenses under the plan were $42,790, $20,667 and $0 for the years ended July 31, 1998, 1997 and 1996 respectively.

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

     This settlement called for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost $149,725. Total costs paid as of July 31, 1998 are $90,113. The remaining amount of $59,612 is recorded as a liability in the accompanying financial statements.

     On June 10, 1998, the Company received notice from the EPA authorizing submission of a proposal for treatment on additional contamination found after the initial hazardous waste was removed. The EPA approved that costs related to studies for the removal of the additional contamination could be offset against the remaining liability, if approved. On August 6, 1998, the Company received a proposal to study the additional contamination with an estimated cost approximating the liability at July 31, 1998.

7.   CREDIT ARRANGEMENTS

     The Company has revolving lines of credit with two banks totaling $1,000,000. Advances under these revolving lines of credit bear interest ranging from 7.75% to prime rate (8.5% at July 31, 1998). The revolving lines of credit expire on May 22, 1999 and April 17, 1999, respectively. As of July 31, 1998, there were no outstanding borrowings under these revolving credit facilities.

                                    Page 13 of 18 Pages

Refer to Item 13 for Supplemental Report of Independent Public Accountants and the following financial statement schedule:

          Schedule VIII - Valuation Accounts for the three years ended July 31, 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 17, 1998, is incorporated by reference:

          "Election of Directors" - Pages 3, 4, and 5.
          "Management" - Page 5.
          "Section 16(a) Beneficial Ownership Reporting Compliance" - Page 9.

ITEM 10.  EXECUTIVE COMPENSATION

     The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 17, 1998, is incorporated by reference:

          "Compensation of President and Directors" - Page 6.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 17, 1998, is incorporated by reference:

          "Ownership of Voting Securities by Directors and Nominees" - Pages 7 and 8.
          "Principal Holders of Voting Securities" - Page 10.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No response required.


                                    Page 14 of 18 Pages

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

                    (27) Financial Data Schedule.  See page 10.


                                    Page 15 of 18 Pages

                    (99) Additional Exhibits.

                         (i) Supplemental Report of Independent Public Accountants and attached financial statement schedule: Schedule VIII - Valuation Accounts for the three years ended July 31, 1996. See pages 11-12.

                         (ii) Universal Mfg. Co. Form 8-K filed October 21, 1998 and incorporated by reference.

               (b) The Company did not file any reports on Form 8-K during the fiscal year ended July 31, 1998. The Company filed a current report on Form 8-K on October 21, 1998 reporting recent actions of Ford Motor Company which incorporated a press release issued October 20, 1998.


                                    Page 16 of 18 Pages

                                      SIGNATURES

          In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL MFG. CO.



By:                                       By:
   ------------------------------------      ----------------------------------
   Donald D. Heupel, President, Chief        T. Warren Thompson, Secretary
   and Executive Officer, Chief              Director
   Financial Officer and Director

     Date:  October 27, 1998                 Date:  October 27, 1998

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By:                                                   Date:  October 27, 1998
   ----------------------------------
     Richard R. Agee/Director


By:                                                   Date:  October 27, 1998
   ----------------------------------
     Richard E. McFayden/Director


By:                                                   Date:  October 27, 1998
   ----------------------------------
     Helen Ann McHugh/Director


By:                                                   Date:  October 27, 1998
   ----------------------------------
     Harry W. Meginnis/Director


By:                                                   Date:  October 27, 1998
   ----------------------------------
     Thomas W. Rasmussen/Director


                                    Page 17 of 18 Pages

                                    EXHIBIT INDEX

                                                                   Sequentially
                                                                     Numbered
  Exhibit                                                              Page
    No.         Description                Method of Filing          Location
  -------       -----------                ----------------         -----------
   3(i)    Articles of         Incorporated by reference to the         --
           Incorporation       Company's Annual Report on Form
                               10-K for the fiscal year ended
                               July 31, 1980, Page 26, to the
                               Company's Annual Report on Form
                               10-K for the fiscal year ended
                               July 31, 1986, Pages 15-16 and to
                               the Company's Annual Report for
                               the fiscal year ended July 31,
                               1987, Pages 15-16.

   3(ii)   Bylaws              Incorporated by reference to the         --
                               Company's Annual Report on Form
                               10-KSB for the fiscal year ended
                               July 31, 1993, Pages 12-24.

   10(i)   The Company's Rent  Incorporated by reference to the         --
           Agreement with      Company's Annual Report on Form
           Dealers             10-KSB for the fiscal year ended
           Manufacturing Co.,  July 31, 1993, Pages 25-29.
           dated May 26, 1993

    27     Financial Data      Filed herewith.                          19
           Schedule

   99(i)   Supplemental        Filed herewith.                         20-21
           Report of
           Independent Public
           Accountants and
           attached financial
           statement
           schedule:
           Schedule VIII -
           Valuation Accounts
           for the three
           years ended July
           31, 1998

  99(ii)   Form 8-K filed      Incorporated by reference.               --
           October 21, 1998



                                    Page 18 of 18 Pages