Form 10QSB
period 1998-10-31
UNIVERSAL MANUFACTURING CO
filed 1998-11-24
CIK 102049

                                    FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 10-31-98                       Commission File Number 0-2865
                                 UNIVERSAL MFG, CO.
                                 ------------------
               (Exact name of Registrant as specified in its charter)

                 Nebraska                                 42 0733240
                 --------                                 ----------
(State or other jurisdiction of incorporation   IRS Employer Identification No.)
  or organization)

              405 Diagonal Street., P. O. Box 190, Algona, Iowa  50511
                      (Address of principal executive office)

Registrant's telephone number, including area code       (515)-295-3557
                                                        ---------------

                                  Not  Applicable
Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                          Yes    X         No
                                ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
       Number of shares outstanding as of 10-31-98            816,000
                                                              -------
                                                               Common

Transitional Small Business Disclosed Format  ( Check one ):


                          Yes           No   X
                             ------         ---

                                UNIVERSAL MFG. CO.
                                   FORM 10-QSB
                                      INDEX

                                                                           PAGES
                                                                           -----
Part I    FINANCIAL INFORMATION
          Item 1.   Financial Statements:                                      3
               Balance Sheets - October 31, 1998
               (unaudited) and July 31, 1998

          Statements of Income and Retained                                    4
               Earnings - Three Months ended October 31, 1998
               and 1997. (unaudited)

          Statements of Cash Flows - Three months ended
          October 31, 1998 and 1997. (unaudited)                               5

          Notes to Financial Statements as of and for the Three Months
          Ended October 31, 1998

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and results of Operations                             8

Part II   OTHER INFORMATION

     Item 1.   Legal Proceedings                                               8

     Item 2.   Changes in securities                                           8

     Item 3.   Defaults upon senior securities                                 8

     Item 4.   Submission of Matters to a vote of security holders             8

     Item 5.   Other information                                               9

     Item 6.   Exhibits and reports on Form 8-K                                9

     Signatures                                                               10


ITEM 1.  FINANCIAL STATEMENTS


UNIVERSAL MFG. CO.
BALANCE SHEETS
                                                       October 31
                                                          1998        July 31,
                                                       (Unaudited)      1998
                                                       -----------   ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $1,911,592   $1,234,007
  Accounts receivable                                   1,798,823    2,141,099
  Inventories                                           2,756,585    2,611,961
  Income taxes recoverable                                      0       23,545
  Prepaid expenses                                         42,013       19,798
                                                       ----------   ----------
  Total current assets                                  6,509,013    6,030,410
                                                       ----------   ----------
Deferred Income Taxes                                      24,188       24,188
                                                       ----------   ----------
Lease Receivable                                                0            0
                                                       ----------   ----------
PROPERTY - At cost
  Land                                                    120,499      120,499
  Buildings                                             1,406,747    1,406,747
  Machinery and equipment                               1,013,923    1,013,923
  Furniture and fixtures                                  263,838      264,924
  Trucks and automobiles                                  842,654      870,579
                                                       ----------   ----------
  Total property                                        3,647,661    3,676,672
  Less accumulated depreciation                        (2,193,702)  (2,201,225)
                                                       ----------   ----------
  Property - net                                        1,453,959    1,475,447
                                                       ----------   ----------
                                                       $7,987,160   $7,530,045
                                                       ----------   ----------
                                                       ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $2,359,662  $2,199,744
  Dividends payable                                       163,200     163,200
  Payroll taxes                                            25,172      27,828
  Income taxes payable                                    151,825           0
  Accrued compensation                                     87,396      81,495
  Accrued local taxes                                      10,768      17,570
                                                       ----------   ----------
  Total current liabilities                             2,798,023   2,489,837
                                                       ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares               816,000     816,000
  Additional paid-in capital                               17,862      17,862
  Retained earnings                                     4,355,275   4,206,346
                                                       ----------   ----------
  Total stockholders' equity                            5,189,137   5,040,208
                                                       ----------   ----------
                                                       $7,987,160  $7,530,045
                                                       ----------   ----------
                                                       ----------   ----------


UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)
                                                      Three Months Ended
                                                 ----------------------------
                                                   October          October
                                                    1998             1997
                                                 ----------        ----------
NET SALES                                        $4,991,730        $5,375,784

COST OF GOODS SOLD                                3,970,837         4,214,178
                                                 ----------        ----------
GROSS PROFIT                                      1,020,893         1,161,606

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           546,319           542,629
                                                 ----------        ----------

INCOME FROM OPERATIONS                              474,574           618,977
                                                 ----------        ----------

OTHER INCOME:
  Interest                                           13,192            13,223
  Other income                                       23,921             4,618
                                                 ----------        ----------
  Total other income                                 37,113            17,841
                                                 ----------        ----------
INCOME BEFORE INCOME TAXES                          511,687           636,818

INCOME TAXES                                        199,558           248,359
                                                 ----------        ----------

NET INCOME                                          312,129           388,459

RETAINED EARNINGS, Beginning of period            4,206,346         3,851,088

DIVIDENDS                                          (163,200)         (204,000)
                                                 ----------        ----------
RETAINED EARNINGS, End of period                 $4,355,275        $4,035,547
                                                 ----------        ----------
                                                 ----------        ----------

PER COMMON SHARE INFORMATION:

  Earnings per common share                           $0.38             $0.48

  Dividends per common share                           0.20              0.25
                                                 ----------        ----------
                                                 ----------        ----------


UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                      Three Months Ended
                                                  -------------------------
                                                  October 31,    October 31,
                                                     1998           1997
                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $312,129     $  388,459
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                        55,136         42,922
  Gain on sale of property                             3,423              0
Changes in operating assets and liabilities:
  Accounts receivable                                342,276         14,171
  Inventories                                       (144,624)       225,033
  Prepaid expenses                                   (22,215)      (151,405)
  Income taxes recoverable                            23,545         23,180
  Lease receivable                                         0          3,315
  Accounts payable                                   159,918        (82,437)
  Payroll taxes                                       (2,656)        (3,777)
  Accrued compensation                                 5,901         (2,344)
  Accrued local taxes                                 (6,802)       (11,561)
  Income taxes payable                               151,825        173,934
                                                  ----------     ----------
Net cash flows from operating activities             877,856        619,490
                                                  ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                             0              0
Purchases of property                                (37,071)       (63,297)
Proceeds from maturities of investments                    -              -
                                                  ----------     ----------
Net cash flows from investing activities             (37,071)       (63,297)
                                                  ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                (163,200)      (204,000)
                                                  ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              677,585        352,193

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   1,234,007        881,814
                                                  ----------     ----------
                                                           -              -
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $1,911,592     $1,234,007
                                                  ----------     ----------
                                                  ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                            $0     $    8,915
                                                  ----------     ----------
                                                  ----------     ----------

                                 UNIVERSAL Mfg. Co.
                           NOTES TO FINANCIAL STATEMENTS
                           AS OF AND FOR THE THREE MONTHS
                         ENDED OCTOBER 31, 1998 (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Company is engaged in the business of remanufacturing and distribution on a wholesale basis, engines and other automobile parts for Ford, Lincoln and Mercury automobile and trucks. On October 1, 1998, the Company signed a new sales agreement with Ford Motor Company authorizing the Company to be a Ford authorized distributor. The Company purchases the majority of its new raw materials from Ford Motor Company. Remanufactured engines for non-Ford vehicles are also marketed on a limited basis. The principal markets for the Company's products are automotive dealers and jobber supply houses. The Company has no separate segments, major customers, foreign operations or export sales.

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

Company Representation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1998, and the results of operations and cash flows for the three month period ending October 31, 1998 and April 1997. The results of operations for these periods are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1998.

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

On June 10, 1998, the Company received notice from the EPA authorizing submission of a proposal for treatment on additional contamination found after the initial hazardous waste was removed. The EPA approved that costs related to studies for the removal of the additional contamination could be offset against the remaining liability. On August 6, 1998, the Company received a proposal to study the additional contamination with an estimated cost approximating the liability at July 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first quarter of this fiscal year were 7.1% lower than the first quarter a year ago. Sales of remanufactured transmission assemblies and other distribution products increased, but were offset by decreases in remanufactured engine assemblies and several small parts lines. Small part sales were affected by product line deauthorizations, as customers reduced inventories.

Earnings were lower due to the lower sales volumes and to lower margins generated by remanufactured transmissions and other distribution products.

Effective October 1, 1998, Universal Manufacturing Company signed a new Sales Agreement with Ford Motor Company, which established the Company as a Ford Authorized Distributor. As a Ford Authorized Distributor, the Company will distribute Ford remanufactured products, Motorcraft branded products, and other Ford branded products to Ford and Lincoln-Mercury dealerships in the territories near Universal's warehouse locations.

The Des Moines, Iowa, warehouse has been moved to a larger facility, and the Peoria, Illinois, warehouse is being expanded to provide adequate space for all the additional inventories. Delivery capability and personnel are being added at all locations to perform distribution within the standards designated in the new sales agreement.


PART II   OTHER INFORMATION
Item 1.   LEGAL PROCEEDINGS                            NONE

Item 2.   CHANGES IN SECURITIES                        NONE

Item 3.   DEFAULTS UPON SENIOR SECURITIES              NONE

Item 4.   SUBMISSION OF MATTERS TO A                   NONE
              VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

In fiscal year 1998, through routine upgrades, as represented by the software suppliers, the Company made the computer software programs and equipment utilized at the company's facilities year 2000 compliant. These upgrades include, but are not limited to, the manufacturing, financial and accounting, invoicing, production, sales, and warehouse management systems. The Company has not incurred significant costs as a result of the upgrade of its internal system to year 2000 compliance.

The Company is investigating the year 2000 status of the Company's non-information/technology systems, which include phones, voice mail, heating/air conditioning, electricity, security systems and lift trucks. The Company expects that its non-IT systems will be year 2000 compliant before the end of 1999.

In addition to reviewing its internal systems, the Company has sent surveys to its major outside vendors to determine if they are year 2000 compliant and to identify any potential issues.

To the extent the Company's vendors are not year 2000 compliant, such vendors may fail to deliver ordered materials and products to the Company in a timely manner. Consequently, the Company may not have the correct inventory to send to their customers and may experience a shortage of inventory. Any disruption in manufacturing services provided by the Company as a result of year 2000 noncompliance could have a material adverse affect on the Company's business, financial condition, and results from operations.

Management is committed to devoting the appropriate resources to ensure a timely year 2000 solution and will continue to test current and new versions of the Company's computer software and equipment, and will work with the necessary third parties to achieve the solution.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits                                      None
     b. Reports on Form 8-K
         The Company filed a Form 8-K on October 20, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date  November 24, 1998                   /s/ Donald D. Heupel
                                          ----------------------------
                                          Donald D. Heupel, President and
                                          Chief Financial Officer