Form 10QSB
period 1999-01-31
UNIVERSAL MANUFACTURING CO
filed 1999-02-23
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 01-31-99                        Commission File Number 0-2865
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

                                Yes X_     No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                 Number of shares outstanding as of 01-31-99            816,000
                                                                        -------
                                                                        Common

Transitional Small Business Disclosed Format  ( Check one ):


                               Yes__________  No     X

                               UNIVERSAL MFG. CO.
                                   FORM 10-QSB
                                      INDEX


                                                                          PAGES
Part I   FINANCIAL INFORMATION
         Item 1.   Financial Statements:                                    3
            Balance Sheets Ended January 31, 1999
            (unaudited) and July 31, 1998

            Statements of Income and Retained                               4
             Earnings - Three Months ended January 31, 1999 and 1998. (unaudited)

            Statements of Income and Retained Earnings                      5
            Six Months ended January 31, 1999 and
            January 31, 1998. (unaudited)

            Statements of Cash Flows - Six months ended                     6
            January 31, 1999 and 1998. (unaudited)


            Notes to Financial Statements as of and for the Six Months    7-8
            Ended January 31, 1999

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and results of Operations                       9

Part II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                       9

          Item 2.   Changes in securities                                   9

          Item 3.   Defaults upon senior securities                         9

          Item 4.   Submission of Matters to a vote of security holders     9

          Item 5.   Other information                                      10

          Item 6.   Exhibits and reports on Form 8-K                       10

          Signatures                                                       11

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS



                                                       January 31,
                                                           1999                 July 31,
                                                       (Unaudited)               1998
                                                     ---------------         --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $1,380,280              $1,234,007
  Accounts receivable                                    1,873,345               2,141,099
  Inventories                                            3,267,798               2,611,961
  Income taxes recoverable                                  54,522                  23,545
  Prepaid expenses                                          21,354                  19,798
                                                       -----------             -----------
  Total current assets                                   6,597,299               6,030,410
                                                       -----------             -----------
Deferred Income Taxes                                       24,188                  24,188
                                                       -----------             -----------
Lease Receivable                                                 0                       0
                                                       -----------             -----------

PROPERTY - At cost
  Land                                                     120,499                 120,499
  Buildings                                              1,406,747               1,406,747
  Machinery and equipment                                1,013,923               1,013,923
  Furniture and fixtures                                   289,074                 264,924
  Trucks and automobiles                                   844,934                 870,579
  Construction-in-Progress                                  36,015                       0
                                                       -----------             -----------
  Total property                                         3,711,192               3,676,672
  Less accumulated depreciation                         (2,253,056)             (2,201,225)
                                                       -----------             -----------
  Property - net                                         1,458,136               1,475,447
                                                       -----------             -----------
                                                        $8,079,623              $7,530,045
                                                       -----------             -----------
                                                       -----------             -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $2,889,100              $2,199,744
  Dividends payable                                        122,400                 163,200
  Payroll taxes                                             36,401                  27,828
  Accrued compensation                                      37,180                  81,495
  Accrued local taxes                                       19,153                  17,570
                                                       -----------             -----------
  Total current liabilities                              3,104,234               2,489,837
                                                       -----------             -----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares                816,000                 816,000
  Additional paid-in capital                                17,862                  17,862
  Retained earnings                                      4,141,527               4,206,346
                                                       -----------             -----------
  Total stockholders' equity                             4,975,389               5,040,208
                                                       -----------             -----------
                                                        $8,079,623              $7,530,045
                                                       -----------             -----------
                                                       -----------             -----------


UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)



                                                                 Three Months Ended
                                                        ------------------------------------
                                                        January 31,              January 31,
                                                           1999                     1998
                                                        -----------              -----------

NET SALES                                               $4,267,938              $4,794,903

COST OF GOODS SOLD                                       3,721,348               3,999,027
                                                       -----------             -----------
GROSS PROFIT                                               546,590                 795,876

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  724,304                 513,472
                                                       -----------             -----------
INCOME/(LOSS) FROM OPERATIONS                             (177,714)                282,404
                                                       -----------             -----------
OTHER INCOME:
  Interest                                                  19,722                  12,097
  Other income                                               6,209                   5,346
                                                       -----------             -----------
  Total other income                                        25,931                  17,443
                                                       -----------             -----------

INCOME/(LOSS) BEFORE INCOME TAXES                         (151,783)                299,847

INCOME TAX EXPENSE/(BENEFIT)                               (60,435)                116,941
                                                       -----------             -----------

NET INCOME/(LOSS)                                          (91,348)                182,906

RETAINED EARNINGS, Beginning of period                   4,355,275               3,808,875

DIVIDENDS                                                 (122,400)               (204,000)
                                                       -----------             -----------
RETAINED EARNINGS, End of period                        $4,141,527              $3,787,781
                                                       -----------             -----------
                                                       -----------             -----------
PER COMMON SHARE INFORMATION:

 Earnings/(Loss) per common share                           ($0.11)                  $0.22

Dividends per common share                                    0.15                    0.25
                                                       -----------             -----------
                                                       -----------             -----------


UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)


                                                                   Six Months Ended
                                                        ------------------------------------
                                                        January 31,              January 31,
                                                           1999                     1998
                                                        -----------              -----------


NET SALES                                               $9,259,667              $9,493,294

COST OF GOODS SOLD                                       7,692,184               7,461,399
                                                       -----------             -----------
GROSS PROFIT                                             1,567,483               2,031,895

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                1,270,624               1,056,143
                                                       -----------             -----------
INCOME FROM OPERATIONS                                     296,859                 975,752
                                                       -----------             -----------
OTHER INCOME:
  Interest                                                  45,919                  26,223
  Other income                                              17,126                   8,155
                                                       -----------             -----------
  Total other income                                        63,045                  34,378
                                                       -----------             -----------

INCOME BEFORE INCOME TAXES                                 359,904               1,010,130

INCOME TAXES                                               139,123                 393,953
                                                       -----------             -----------
NET INCOME                                                 220,781                 616,177

RETAINED EARNINGS, Beginning of period                   4,206,346               3,851,093

DIVIDENDS                                                 (285,600)               (408,000)
                                                       -----------             -----------
RETAINED EARNINGS, End of period                        $4,141,527              $4,059,270
                                                       -----------             -----------
                                                       -----------             -----------

PER COMMON SHARE INFORMATION:

 Earnings per common share                                   $0.27                   $0.76

Dividends per common share                                    0.35                    0.50
                                                       -----------             -----------
                                                       -----------             -----------


UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                   Six Months Ended
                                                        ------------------------------------
                                                        January 31,              January 31,
                                                           1999                     1998
                                                        -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  220,781             $   616,177
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                            114,490                  62,512
  Gain on sale of property                                  3,423                       0
Changes in operating assets and liabilities:
  Accounts receivable                                     266,807                 170,360
  Inventories                                            (655,842)             (1,409,943)
  Prepaid expenses                                         (1,557)               (133,111)
  Income taxes recoverable                                (30,977)                 (8,123)
  Lease receivable                                              0                   6,445
  Accounts payable                                        679,595                 702,764
  Payroll taxes                                             8,571                  10,938
  Accrued compensation                                    (37,733)                (33,372)
  Accrued local taxes                                       1,583                  (3,176)
                                                       -----------             -----------
Net cash flows from operating activities                  569,141                 (18,529)
                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property                                     (96,468)               (116,294)
                                                       -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                     (326,400)               (408,000)
                                                       -----------             -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   146,273                (542,823)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,234,007                 881,389
                                                       -----------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $1,380,280              $  338,566
                                                       -----------             -----------
                                                       -----------             -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                         $  170,100              $  403,955
                                                       -----------             -----------
                                                       -----------             -----------

                               UNIVERSAL Mfg. Co.
                          NOTES TO FINANCIAL STATEMENTS
                          AS OF AND FOR THE SIX MONTHS
                       ENDED JANUARY 31, 1999 (unaudited)

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

Company Representation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1999, and the results of operations and cash flows for the three and six month period ending January 31, 1999 and January 1998. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1998.

EPA PROJECT COSTS

In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA), which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleges, among other things, that the Company failed to adequately test and properly transport certain residue of hazardous wastes, which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA, dated May 6, 1994, which provides for settlement of this complaint. This settlement called for payment of civil penalties of $32,955 and for completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of January 31, 1999 are $116,251. The remaining amount of $33,474 has been recorded, as a liability, in the accompanying financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective October 1, 1998, Universal Manufacturing Co. signed a new sales agreement with Ford Motor Company. This agreement establishes the Company as a Ford Authorized Distributor and as such, authorizes the Company to distribute to Ford and Lincoln-Mercury dealerships. Currently, we distribute Company remanufactured parts, Ford Motor Company remanufactured components and Motorcraft branded products - a new line for us. With the new agreement we now directly compete with other Ford Authorized Distributors in our major markets.

The sales agreement with Ford requires and competition dictates, that same-day delivery service be offered to as many dealerships as possible. This standard required the addition of trucks, drivers, warehouse space, warehouse personnel, computer system enhancements, and sales personnel. As of yet, sales revenue has not increased correspondingly with the added costs, thus the adverse effect in earnings.

Other factors have contributed to the reduced earnings. For a few product lines, such as starters and alternators, sales of lower margin Ford remanufactured units displaced units remanufactured by us. Also, some one time costs were incurred by liquidation of discontinued parts and cores. Sales were also adversely affected by product returns on deauthorized products and mild weather throughout most of the quarter.

We have initiated an aggressive marketing program for Motorcraft and Ford remanufactured parts, with positive initial results. We are also aggressively seeking alternative markets for our remanufactured products. We are optomistic that these efforts combined with additional distribution opportunities planned by Ford Motor Company should return us to normal profitability in the near future.

PART II OTHER INFORMATION
Item 1.   LEGAL PROCEEDINGS                                     NONE

Item 2.   CHANGES IN SECURITIES                                 NONE

Item 3.   DEFAULTS UPON SENIOR SECURITIES                       NONE

Item 4.   SUBMISSION OF MATTERS TO A                            NONE
          VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

In fiscal year 1998, through routine upgrades, as represented by the software suppliers, the Company made the computer software programs and equipment utilized at the company's facilities year 2000 compliant. These upgrades include, but are not limited to, the manufacturing, financial and accounting, invoicing, production, sales, and warehouse management systems. Preliminary testing of the software has been completed and found to be satisfactory. The supplier will continue to conduct in-depth testing on date sensitive fields and processing. The Company has not incurred significant costs as a result of the upgrade of its internal system to year 2000 compliance. The Company is investigating the year 2000 status of the Company's non-information/technology systems, which include phones, voice mail, heating/air conditioning, electricity, security systems and lift trucks. The Company expects that its non-IT systems will be year 2000 compliant before the end of calendar year 1999. In addition to reviewing its internal systems, the Company has sent surveys to its major outside vendors to determine if they are year 2000 compliant and to identify any potential issues. Of the fifty surveys sent, approximately fifty percent have replied. All replies indicate the supplier will be compliant before year end 1999. We will initiate a follow-up to those suppliers who have not responded.
The Company currently believes that the most likely worst case scenario with respect to the year 2000 issue is the failure of a supplier, including utility, financial or governmental, to become year 2000 compliant. This could result in the temporary interruption in supply of goods or services to our facilities. This would cause interruptions in production or inventory of distributive products, which in turn could result in potential lost sales and profits. However, our major supplier- Ford, our financial institution, the utility company and our telephone/fax companies have responded favorably to our survey.
Management is committed to devoting the appropriate resources to ensure a timely year 2000 solution and will continue to test current and new versions of the Company's computer software and equipment, and will work with the necessary third parties to achieve the solution.

FORWARD LOOKING STATEMENTS:
Statements herein that are not historical facts, including statements about the company's Confidence and strategies and the Company's expectations about future market opportunities, market demand or acceptance of the Company's products are forward looking statements that involve risks and uncertainties. These uncertainties include, without limitation, the effect of general economic and market conditions, customer requirements for our products, the continuing strength of the automotive industry, competitor pricing, maintenance of our current momentum, weather conditions and other factors.


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

     2/18/99          /s/ Donald D. Heupel
Date_________         _______________________________________________________
                      Donald D. Heupel, President and Chief Financial Officer