Form 10QSB
period 1999-04-30
UNIVERSAL MANUFACTURING CO
filed 1999-05-20
CIK 102049

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 04-30-99                       Commission File Number 0-2865

                               UNIVERSAL MFG, CO.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        Nebraska                                     42 0733240
        --------                                     ----------
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

            405 Diagonal Street., P. O. Box 190, Algona, Iowa 50511
                     (Address of principal executive office)

Registrant's telephone number, including area code  (515)-295-3557
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

                             Yes  X   No
                                ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Number of shares outstanding as of 04-30-99                816,000
                                                            Common

Transitional Small Business Disclosed Format  ( Check one ):

                               Yes          No  X
                                   -----       ---

                               UNIVERSAL MFG. CO.
                                 FORM 10-QSB
                                     INDEX



                                                                         Pages
                                                                         -----
Part I   FINANCIAL INFORMATION
         Item 1.   Financial Statements:                                    3
            Balance Sheets as of April 30, 1999
            (unaudited) and July 31, 1998

            Statements of Income and Retained                               4
            Earnings - Three Months ended April 30, 1999
            and April 30, 1998. (unaudited)

            Statements of Income and Retained Earnings                      5
            Nine Months ended April 30, 1999 and
            April 30, 1998. (unaudited)

            Statements of Cash Flows - Nine months ended                    6
            April 30, 1999 and 1998. (unaudited)

            Notes to Financial Statements as of and for the Nine Months    7-8
            Ended April 30, 1999 and 1998 (Unaudited)

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9

Part II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                        9

         Item 2.   Changes in securities                                    9

         Item 3.   Defaults upon senior securities                          9

         Item 4.   Submission of Matters to a vote of security holders      9

         Item 5.   Other information                                       10

         Item 6.   Exhibits and reports on Form 8-K                        10


         Signatures                                                        11

                         ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS

                                            April, 30
                                               1999              July 31,
ASSETS                                     (Unaudited)             1998
                                           -----------         -----------
CURRENT ASSETS:

  Cash and cash equivalents                $ 1,141,507         $ 1,234,007
  Accounts receivable                        1,977,771           2,141,099
  Inventories                                3,159,183           2,611,961
  Income taxes recoverable                      34,174              23,545
  Prepaid expenses                              12,552              19,798
                                           -----------         -----------
  Total current assets                       6,325,187           6,030,410
                                           -----------         -----------
Deferred Income Taxes                           24,188              24,188
                                           -----------         -----------
PROPERTY - At cost
  Land                                         120,499             120,499
  Buildings                                  1,352,776           1,406,747
  Machinery and equipment                    1,038,810           1,013,923
  Furniture and fixtures                       304,083             264,924
  Trucks and automobiles                       771,340             870,579
  Construction-in-Progress                       5,180                   0
                                           -----------         -----------
  Total property                             3,592,688           3,676,672
  Less accumulated depreciation             (2,221,214)         (2,201,225)
                                           -----------         -----------
  Property - net                             1,371,474           1,475,447
                                           -----------         -----------
                                           $ 7,720,849         $ 7,530,045
                                           -----------         -----------
                                           -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $ 2,622,204         $ 2,199,744
  Dividends payable                            122,400             163,200
  Payroll taxes                                 28,925              27,828
  Accrued compensation                          49,253              81,495
  Accrued local taxes                           13,252              17,570
                                           -----------         -----------
  Total current liabilities                  2,836,034           2,489,837
                                           -----------         -----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
   authorized, 2,000,000 shares, issued
   and outstanding, 816,000 shares             816,000             816,000
  Additional paid-in capital                    17,862              17,862
  Retained earnings                          4,050,953           4,206,346
                                           -----------         -----------
  Total stockholders' equity                 4,884,815           5,040,208
                                           -----------         -----------
                                           $ 7,720,849         $ 7,530,045
                                           -----------         -----------
                                           -----------         -----------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                    Three Months Ended
                                              -------------------------------
                                                April 30,           April 30,
                                                  1999                1998
                                              -----------         -----------
NET SALES                                     $ 4,653,668         $ 4,150,491

COST OF GOODS SOLD                              4,039,094           3,435,526
                                              -----------         -----------
GROSS PROFIT                                      614,574             714,965

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                         745,869             534,157
                                              -----------         -----------

INCOME/(LOSS) FROM OPERATIONS                    (131,295)            180,808
                                              -----------         -----------

OTHER INCOME:
  Interest                                         15,455               5,896
  Gain on Sale of Property                        162,411                   0
  Other income                                      5,602               4,065
                                              -----------         -----------
  Total other income                              183,468               9,961
                                              -----------         -----------

INCOME/(LOSS) BEFORE INCOME TAXES                  52,173             190,769

INCOME TAX EXPENSE/(BENEFIT)                       20,347              74,400
                                              -----------         -----------
NET INCOME/(LOSS)                                  31,826             116,369

RETAINED EARNINGS, Beginning of period          4,141,527           4,059,276

DIVIDENDS                                        (122,400)           (163,200)
                                              -----------         -----------
RETAINED EARNINGS, End of period              $ 4,050,953         $ 4,012,445
                                              -----------         -----------
                                              -----------         -----------

PER COMMON SHARE INFORMATION:

 Earnings/(Loss) per common share             $      0.04         $      0.14

Dividends per common share                           0.15                0.20
                                              -----------         -----------
                                              -----------         -----------

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                    Nine Months Ended
                                              -------------------------------
                                                April 30,           April 30,
                                                  1999                1998
                                              -----------         -----------
NET SALES                                     $13,913,335         $13,643,785

COST OF GOODS SOLD                             11,731,278          10,896,925
                                              -----------         -----------

GROSS PROFIT                                    2,182,057           2,746,860

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       2,016,493           1,590,300
                                              -----------         -----------

INCOME FROM OPERATIONS                            165,564           1,156,560
                                              -----------         -----------

OTHER INCOME:
  Interest                                         61,374              32,119
  Gain on Sale of Property                        160,206                  --
  Other income                                     24,933              12,225
                                              -----------         -----------
  Total other income                              246,513              44,344
                                              -----------         -----------

INCOME BEFORE INCOME TAXES                        412,077           1,200,904

INCOME TAXES                                      159,470             468,352
                                              -----------         -----------
NET INCOME                                        252,607             732,552
                                              -----------         -----------
                                              -----------         -----------

RETAINED EARNINGS, Beginning of period          4,206,346           3,851,093

DIVIDENDS                                        (408,000)           (571,200)
                                              -----------         -----------
RETAINED EARNINGS, End of period              $ 4,050,953         $ 4,012,445


PER COMMON SHARE INFORMATION:

Earnings Loss per common share                $      0.31         $      0.90

Dividends per common share                           0.50                0.70
                                              -----------         -----------
                                              -----------         -----------

UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                     Nine Months Ended
                                              -------------------------------
                                                April 30,           April 30,
                                                  1999                1998
                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $252,607            $732,552
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                    177,506             111,163
  Gain on sale of property                       (160,206)              9,136
Changes in operating assets and liabilities:
  Accounts receivable                             163,328             360,903
  Inventories                                    (547,222)         (1,141,664)
  Prepaid expenses                                  7,246              34,649
  Income taxes recoverable                        (10,629)              2,532
  Lease receivable                                      0              10,334
  Accounts payable                                422,460             545,189
  Payroll taxes                                     1,097               1,737
  Accrued compensation                            (32,242)            (21,777)
  Accrued local taxes                              (4,318)             (8,709)
                                              -----------         -----------
Net cash flows from operating activities          269,627             636,045
                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property                            (111,008)           (424,619)
Proceeds from Sale of Property                    197,681
                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                             (448,800)           (571,200)
                                              -----------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS           (92,500)           (359,774)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      1,234,007             881,389
                                              -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 1,141,507         $   521,615
                                              -----------         -----------
                                              -----------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during period for:
  Income taxes                                   $170,100            $467,700
                                              -----------         -----------
                                              -----------         -----------

                                UNIVERSAL Mfg. Co.
                         NOTES TO FINANCIAL STATEMENTS
                         AS OF AND FOR THE NINE MONTHS
                     ENDED APRIL 30, 1999 and 1998 (Unaudited)


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

Company Representation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1999, and the results of operations and cash flows for the three and nine month periods ending April 30, 1999 and 1998. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1998.

EPA PROJECT COSTS

In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA), which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleges, among other things, that the Company failed to adequately test and properly transport certain residue of hazardous wastes, which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA, dated May 6, 1994, which provides for settlement of this complaint. This settlement called for payment of civil penalties of $32,955 and for completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of April 30, 1999 are $117,340. The remaining amount of $32,385 has been recorded, as a liability, in the accompanying financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After lagging through the first two quarters of the fiscal year, sales in the third quarter did improve over third quarter a year ago by $500,000, or 12%. This sales increase was led by sales of remanufactured engines, remanufactured transmissions, and Motorcraft branded products.

Earnings improved over last quarter's loss by $.15 per share. This earnings improvement is due to the increased sales and a gain of $167,900 on the sale of the old Des Moines, Iowa, warehouse. However earnings continue to lag last fiscal year. Manufacturing costs per unit have increased because deauthorization has reduced the volume of several product lines. Also, these product lines are distributed as Ford Remanufactured products, which are sold at a lower gross margin. In addition, the new distribution requirements resulted in significantly higher distribution costs.

The Company is continuing its aggressive marketing efforts of Motorcraft parts, which has resulted in a very positive sales trend since the product was added to the distribution line. The Company has reached agreements with several manufacturers representatives to promote its remanufactured products to the independent aftermarket in various parts of the country.

Several cost cutting initiatives have been put in place to reduce manufacturing costs. The work force has been realigned with current production volumes. Several supervisory and administrative positions have been combined. The union (UAW) contract, which was to expire May 5, 1999, was extended for one year. The benefits package for administrative, managerial, and sales staff was adjusted.

As an additional cost reduction measure, the Board of Directors, reduced their Director's fee by 33%, from $1,500 per month to $1,000. At the same time, board members were involved in a number of special meetings and committee projects.

PART II OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                    NONE

Item 2.   CHANGES IN SECURITIES                NONE

Item 3.   DEFAULTS UPON SENIOR SECURITIES      NONE

Item 4.   SUBMISSION OF MATTERS TO
          A VOTE OF SECURITY HOLDERS           NONE

ITEM 5.  OTHER INFORMATION

In fiscal year 1998, through routine upgrades, as represented by the software suppliers, the Company made the computer software programs and equipment utilized at the company's facilities year 2000 compliant. These upgrades include, but are not limited to, the manufacturing, financial and accounting, invoicing, production, sales, and warehouse management systems. Preliminary testing of the software has been completed and found to be satisfactory. The supplier will continue to conduct in-depth testing on date sensitive fields and processing. The Company has not incurred significant costs as a result of the upgrade of its internal system to year 2000 compliance. The Company is investigating the year 2000 status of the Company's non-information/technology systems, which include phones, voice mail, heating/air conditioning, electricity, security systems and lift trucks. The Company expects that its non-IT systems will be year 2000 compliant before the end of calendar year 1999. In addition to reviewing its internal systems, the Company has sent surveys to its major outside vendors to determine if they are year 2000 compliant and to identify any potential issues. All replies indicate the suppliers will be compliant before year end 1999.

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

Forward Looking Statements:
---------------------------

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

Date  5/14/99                             /s/ Donald D. Heupel
                                          ------------------------------
                                          Donald D. Heupel,
                                          President and Chief Financial
                                          Officer