Form 10KSB
period 1999-07-31
UNIVERSAL MANUFACTURING CO
filed 1999-10-28
CIK 102049

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended July 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to_______________________

Commission file number 0-2865

                               UNIVERSAL MFG. CO.
                               ------------------
                 (Name of small business issuer in its charter)

          Nebraska                                         42-0733240
--------------------------------                        ----------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


405 Diagonal Street, Algona, Iowa                       50511
-------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  515/295-3557
                            ------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock ($1.00 par value)
                         ------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $19,511,446

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act).

Common Stock ($1.00 par value) - $4,221,466.38 for October 20, 1999.

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock ($1.00 par value) - 816,000 shares as of October 20, 1999.

             This document consists of 45 pages. Page 1 of 45 Pages
                          See Page 10 for Exhibit Index

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the proxy statement for the annual meeting of shareholders to be held November 16, 1999, are incorporated by reference in Part III.

      Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                                    ---    ---


                               Page 2 of 45 Pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a) The Company is a Nebraska corporation which became incorporated on December 12, 1945. During the fiscal year ended July 31, 1993, the Company phased out remanufacturing of engines and increased its remanufacturing and sale of component automotive parts to other Ford Authorized Remanufacturers. The Company continues to market and distribute remanufactured engines. The Company's source for such remanufactured engines is other Ford Authorized Remanufacturers. The Company also distributes Ford branded parts and products to Ford dealers, including, without limitation, remanufactured diesel parts, transmissions and Ford branded car care products.

         Due to the recent substantial growth in its distribution operations, the Board of Directors authorized the organization of a separate limited liability company to effect the separation of the manufacturing and distribution operations of the Company. On June 17, 1999, the Company filed Articles of Organization for "Universal Distribution LLC" and the Nebraska Secretary of State's Office issued a Certificate of Organization. The Company owns a ninety-nine percent (99%) membership interest in Universal Distribution LLC and Mr. Donald D. Heupel owns the remaining one percent (1%) membership interest. The Company is also the manager of Universal Distribution LLC. Profits and losses from Universal Distribution LLC are allocated to the members based on their capital accounts and thus, the Company will receive ninety-nine percent (99%) and Mr. Heupel will receive one percent (1%) of the profits and losses.

         In order to accommodate the increased inventories necessary to comply with the requirements of Ford, the Company sold the warehouse it owned in Des Moines, Iowa in April 1999. The sale of the Des Moines warehouse resulted in a significant gain for the Company which amounted to $177,507. The Company is now leasing a larger warehouse in Des Moines. The operating lease provides for monthly base rent payments of $3,732, plus an allocation of lessor operating expenses, currently $1,289 per month, through November 2001. As a result of the Ford requirements, the Company also expanded its warehouse in Peoria, Illinois to include an additional 9,000 square feet. The cost of this expansion was approximately $360,000.

       (b) The Company is engaged in the business of selling on a wholesale basis remanufactured automotive parts for Ford, Lincoln and Mercury automobiles and trucks. It is a franchised remanufacturer for Ford Motor Company. Used automotive parts are the basic raw materials. The principal markets for the Company's products are automotive dealers, parts jobber supply houses and other Ford Authorized Remanufacturers. The Company has refocused its distribution efforts from parts jobber supply houses to independent warehouse distributors and warehouses. In addition to its remanufacturing activities, the Company also sells, under a warehouse distributorship agreement with Ford Motor Company, clutches, pressure plates, torque converters, transmissions, engine assemblies, remanufactured diesel parts, power steering pumps, steering gears, starters, alternators, ABS modules and Ford branded car care products.

       The Company purchases approximately 55% of its new (i.e., non-used) raw materials and all of its car care products from Ford Motor Company. Used parts to be remanufactured are obtained in exchange with dealers, parts jobber supply houses and other Ford Authorized Remanufacturers, or are purchased from salvage dealers and other used parts suppliers. Approximately 75% of such used raw materials are obtained by such exchange with the remaining 25% being purchased. The Company purchases approximately 80% of its completed engine assemblies from AER Mfg. Co. of Carrollton, Texas.

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


                               Page 3 of 45 Pages

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

       Effective October 1, 1998, the Company signed a new sales agreement with the Ford Customer Service Division of the Ford Motor Company. This sales agreement establishes the Company as a Ford Authorized Distributor and requires the Company to distribute remanufactured products, Motorcraft branded products and certain other Ford branded products to Ford Motor Company and Lincoln-Mercury dealerships in territories near the Company's distribution centers according to prescribed distribution standards. A copy of this agreement is attached to this Form 10-KSB for the fiscal year ended July 31, 1999 as Exhibit 10(ii).

       Ford Motor Company also published a price list for certain distribution items distributed by the Company in early October which provided for reduced gross margins (for example, from 21% to 15% on steering products). Shortly thereafter, Ford Motor Company announced advance information on the addition of two more product lines to be distributed by the Company (starters and alternators), indicating similar gross margins. At the present time, distribution activity represents approximately 75% of the Company's total sales. Because of Ford Motor Company's deauthorization actions, present and anticipated, the Company's distribution activities are expected to constitute a higher percentage of overall sales.

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

       The Company has filed a registration with the United States Patent & Trademark Office seeking registration for the following mark as a trademark and service mark: "Universal Remanufacturing Specialists" and design.

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

       As of July 31, 1999, the Company had 72 employees, all which were full-time employees. In May 1993, the Company entered into a three year agreement with the United Auto Workers Union ("UAW"), which represents the Company's production employees. Effective May 5, 1996, the Company entered into a new three year agreement with the UAW. The agreement calls for 2.6% hourly wage increases of $.25, $.27 and $.29 on May 5 of each year of the agreement. By mutual consent, the agreement has been extended for one year with no changes and therefore, expires on May 5, 2000.


                               Page 4 of 45 Pages

ITEM 2.  DESCRIPTION OF PROPERTY

       The location and general description of the principal plants of the Company are as follows:

          Location                 General Description           Owned or Leased
         -----------------         -------------------           ---------------
         Algona, Iowa              Manufacturing Plant               Owned
         Des Moines, Iowa          Warehouse                         Leased
         Peoria, Illinois          Warehouse                         Owned
         Omaha, Nebraska           Warehouse                         Owned

ITEM 3.  LEGAL PROCEEDINGS

         On February 25, 1991, the Company was served with a complaint, compliance order and notice of opportunity for hearing from the United States Environmental Protection Agency ("EPA") Region VII, Kansas City, Kansas. The complaint contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Waste Amendments of 1984 and sought to impose civil penalties against the Company totaling $511,535.

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

         During July and August of 1994 the Company undertook the Project and incurred costs of $91,076, or $58,649 less than the engineer's estimate, potentially subjecting the Company to a deferred penalty of $36,362. After the sludge was removed, however, additional contamination was found in the largest of the wastewater collection pits. On June 10, 1998, the Company received notice from the EPA authorizing submission of a detailed technical proposal for an additional Project to ascertain information concerning environmental conditions at the Company's Plant. The EPA notice stated that if approved, the cost of the additional Project work could be used to offset the remaining approximately $37,000 in deferred penalties owed by the Company to EPA under the Agreement. On August 6, 1998, the Company's consultant submitted a proposed Project plan to the EPA detailing soil sampling work and groundwater studies to be conducted over a 48-week period at an estimated cost of $62,000, yielding an anticipated $38,840 in after tax costs to the Company for offset against the remaining deferred penalty. The EPA approved the consultant's proposal on September 11, 1999 and the work has been undertaken, but is not yet completed.

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


                               Page 5 of 45 Pages

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

THE COMPANY'S STOCK

         The Company's stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap Market under the trading symbol UFMG. As of September 8, 1999, there were 214 holders of record of the Company's common stock. The following table lists the dividend declarations on the Company's stock during the last two fiscal years:

                              AMOUNT                              AMOUNT
DATE                        PER SHARE        DATE                PER SHARE
---------------------------------------------------------------------------
September 22, 1998          $   .20       October 29, 1997          $   .25
January 19, 1999                .15       January 20, 1998              .25
April 20, 1999                  .15       April 20, 1998                .20
July 20, 1999                   .15       July 21, 1998                 .20
---------------------------------------------------------------------------
     1999 TOTAL             $   .65       1998 TOTAL                $   .90

         The high and low bid and asked prices for the Company's common stock during the last two fiscal years are shown in the table below:

                                  HIGH                         LOW
CALENDAR QUARTERS         BID             ASKED          BID         ASKED
----------------------------------------------------------------------------
3rd Quarter 1997          16              17 1/2          16          17 1/2
4th Quarter 1997          17              17 1/2          15          16
1st Quarter 1998          15 3/8          16 1/4          13 3/4      15 1/2
2nd Quarter 1998          15 1/4          15 3/4          10          11
3rd Quarter 1998          10 1/2          11 1/8           9           9 3/4
4th Quarter 1998          10 1/2          11 1/4           9 1/4       9 3/4
1st Quarter 1999           9 3/4          10 1/8           6 3/8       8
2nd Quarter 1999           6 3/4           8 1/2           4 7/16      4 5/8

         Information concerning stock prices has been obtained from The NASDAQ Stock Market, Inc. The above quotations may reflect inter-dealer prices and may not reflect retail mark-up, mark-down or commission or necessarily represent actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

         In fiscal 1999, Company sales increased .7%, as increases in sales of remanufactured transmission assemblies, remanufactured engine assemblies, and Motorcraft branded products offset the decrease in sales of remanufactured small parts. In fiscal 1998, Company sales increased 1.5% due to continued increases in sales to other Ford Authorized Remanufacturers and sales of Ford Remanufactured distribution products.

         Remanufactured engine unit sales in fiscal year 1999 were 3092, which represents an increase of 115 units. Engine sales in fiscal 1998 were 2977.

         Transmission unit sales increased by 791 in fiscal year 1999 to 4900 units. Transmission sales in fiscal 1998 were 4109, an increase of 326 over the previous year.

         Fiscal 1999 was the first year of sales of Motorcraft branded parts. Sales totaled $896,075, with unit sales of 139,805.

         Sales of Ford distribution products in fiscal 1999 were $10,605,806 compared to $6,770,540 in fiscal 1998. This increase was due to more product lines being included in the distribution program. Sales to other Ford Authorized Remanufacturers decreased to $2,539,721 in fiscal 1999 from $3,057,983 in fiscal 1998. This decrease is due to the deauthorization of some product lines.

         In March 1999, prices were reviewed, resulting in no significant price changes. In March 1998, prices were reviewed, but again net price changes were not significant. In February 1997, prices were reviewed and selectively increased about 2.5%.

         A three year agreement between the Company and the United Auto Workers, which represents the production employees, expired in May 1999. However, by mutual consent the agreement was extended one year with no changes.

         Interest income for fiscal 1999 was $71,787; in fiscal 1998 it was $43,213; and in fiscal 1997 it was $49,109. Investment amounts were generally higher during fiscal 1999 than during fiscal 1998, and available investment rates were approximately the same. Investment amounts were slightly lower during fiscal 1998 than during fiscal 1997, and again available rates were approximately the same.

         The following table shows the comparison for the last five fiscal years of gross profit and selling, general, and administrative expenses as a percentage of net sales. The reduced gross margin is the result of the sales mix changing to more Ford Remanufactured distribution products. The increased selling, general, and administrative expenses were due to the higher costs of meeting the standards of the Ford distribution program.

                             GROSS PROFIT            SELLING, GENERAL AND
                            AS PERCENTAGE         ADMINISTRATIVE EXPENSES AS
FISCAL YEAR                  OF NET SALES           PERCENTAGE OF NET SALES
-------------------------------------------------------------------------------
   1995                          21.4%                        12.8%
   1996                          21.7%                        11.4%
   1997                          20.8%                        10.8%
   1998                          19.8%                        11.0%
   1999                          15.8%                        13.7%

         Earnings per share of common stock decreased $.77 due to a lower gross margin and increased selling expenses. Earnings per share of common stock decreased $.07 in fiscal 1998 also due to lower gross margin and increased selling, general, and administrative expenses. Earnings per share of common stock increased $.02 in fiscal 1997 due to increased sales volume.

         In order to accommodate the increased inventories necessary to comply with the requirements of Ford, the Company sold the warehouse it owned in Des Moines, Iowa in April 1999. The sale of the Des Moines warehouse resulted in a significant gain for the Company which amounted to $177,507. The Company is now leasing a larger warehouse in Des Moines.

         The ratio of current assets to current liabilities of 1.86 to 1 is lower than the ratio of 2.5 a year ago. However, most of the difference is attributable to the deferred purchase terms of Ford distribution products, so reasonable liquidity continues to be maintained. Inventories in fiscal 1999 were higher than in fiscal 1998. Our total cash and short-term investments at fiscal year-end for the past three years were:

                                       TOTAL OF CASH AND
FISCAL YEAR                          SHORT TERM INVESTMENTS
-----------------------------------------------------------
   1999                                    $   424,188
   1998                                    $ 1,234,007
   1997                                    $   881,389

         It is anticipated that certain capital expenditures will be required to increase the current level of business and service. Continued growth in distribution programs will require investment in additional inventories. Management believes that some debt may be required to make the transition to higher levels of inventory and to finance future capital needs.

         The process of incorporating the change in Ford's distribution program continues, as more products which were remanufactured are deauthorized, and as more product lines are made available for distribution. The Company is uncertain which products will be included in future remanufacturing activities, and what distribution opportunities will be available in the future.

         In connection with the complaint filed by the Environmental Protection Agency (EPA) described in Note 6 of the Notes to Consolidated Financial Statements, the Company accrued an expense of $149,725 in fiscal 1994 to account for clean up costs or additional penalty as provided in the settlement agreement with the Environmental Protection Agency (EPA). Portions of this amount were expended in each of fiscal 1994, 1995, and 1999.

         The Company had no bank borrowings during the fiscal year ended July 31, 1999.

UNIVERSAL DISTRIBUTION LLC

         Due to the substantial growth in its distribution operations, the Board of Directors authorized the organization of a separate limited liability company to effect the separation of the manufacturing and distribution operations of the Company. On June 17, 1999, the Company filed Articles of Organization for "Universal Distribution LLC" and the Nebraska Secretary of State's Office issued a Certificate of Organization. The Company owns a ninety-nine percent (99%) membership interest in Universal Distribution LLC and Mr. Donald D. Heupel owns the remaining one percent (1%) membership interest. The Company is also the manager of Universal Distribution LLC. Profits and losses from Universal Distribution LLC are allocated to the members based on their capital accounts and thus, the Company will receive ninety-nine percent (99%) and Mr. Heupel will receive one percent (1%) of the profits and losses.

         In order to capitalize Universal Distribution LLC and to enable the newly organized entity to commence distribution operations, Universal Mfg. Co. made an initial capital contribution of $99,000 and transferred approximately $2,709,566.00 worth of cash and inventory to Universal Distribution LLC. Title to all other assets, including, without limitation, all land, buildings, machinery and equipment remains with Universal Mfg. Co. In exchange for his one percent (1%) membership interest, Mr. Heupel made an initial capital contribution of $1,000 and contributed an additional $27,095.66.

         The Company loaned Mr. Heupel the principal sum of $27,095.66 pursuant to a Loan Agreement and Promissory Note dated July 31, 1999. The loan enabled Mr. Heupel to satisfy the supplemental capital call made by the Company as the controlling member of Universal Distribution LLC. The Promissory Note is payable in five equal annual installments and the unpaid principal balance accrues interest until maturity at an annual rate of 5.82%. Thereafter, any unpaid principal and interest due on the Promissory Note will bear interest until paid at the rate of 8% per annum. The Loan Agreement further obligates the Company to loan Mr. Heupel additional funds to satisfy future capital calls on substantially the same terms and conditions.

YEAR 2000 DISCLOSURE

         Computer programs written over the past twenty-five years with a 2-digit standard, rather than 4-digits, have caused the year 2000 predicament we are in today. "Year fields" are assigned 2-digits instead of 4-digits in computer software programs throughout the world. The 2-digit year standard was employed to save expensive storage space and reduce keystrokes. The use of 2-digit years is widespread, including software programs, data files, electronic interchange systems and micro code embedded in purchased hardware and equipment. Like all businesses, the Company is faced with the challenges of modifying its software, hardware, firmware, and equipment to make it correctly store, sort, calculate, and process date data before, during, and after January 1, 2000.

         In fiscal year 1998, through routine upgrades, the Company made the computer software programs and equipment utilized at the Company's facilities year 2000 compliant. These upgrades include, but are not limited to, the manufacturing, financial and accounting, invoicing, production, sales, and warehouse management systems. The Company has not incurred significant identifiable costs as a result of the upgrade of its internal system to year 2000 compliance.

         The Company is investigating the year 2000 status of the Company's non-information/technology systems ("Non-IT Systems") which includes phones, voice mail, heating/air conditioning, electricity, security systems, and lift trucks. Letters and communications received from the manufacturers or suppliers for the Company's Non-IT Systems indicate that the Company's Non-IT Systems are currently year 2000 compliant. The Company will continue to investigate to confirm that all Non-IT Systems are in fact year 2000 compliant.

         In addition to reviewing its internal systems, the Company initiated formal communications with its mission-critical outside vendors, distributors, suppliers, customers, and freight carriers (collectively "Suppliers") to determine whether they are year 2000 compliant and to attempt to identify any potential issues for the Company. The Company has received responses from almost all of its mission-critical Suppliers indicating that the year 2000 should not interrupt the flow of goods or services to the Company. The interdependent relationship between the Company and these Suppliers makes the Company vulnerable to the Suppliers' failure to remediate their own year 2000 issues. If these third parties do not achieve year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company.

         To the extent the Company's vendors are not year 2000 compliant, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may not have the correct inventory to send to its customers and may experience a shortage of inventory. Any disruption in manufacturing services provided by the Company as a result of year 2000 noncompliance could have a material adverse affect on the Company's business, financial condition, and results from operations.

         Management is committed to devoting the appropriate resources to ensure a timely year 2000 solution and will continue to test current and new versions of the Company's computer software and equipment, and will work with necessary third parties.

FORWARD LOOKING STATEMENT SAFE HARBOR

Statements that are not historical facts, including without limitation, statements about our confidence, strategies, expectations and beliefs, technologies and opportunities, industry and market segment growth, demand and acceptance of new and existing products, and return on investments in products and markets are forward looking statements that involve risks and uncertainties, including, without limitation, the affect of general economic and market conditions, customer requirements for our products, the continuing strength of the automotive industry, competitive pricing, maintenance of our current momentum, weather conditions and other factors.

ITEM 7.  FINANCIAL STATEMENTS

------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
------------------------------------------------------------------------------


To the Stockholders and Board of Directors
Universal Mfg. Co.:

         We have audited the accompanying consolidated balance sheets of Universal Mfg. Co. and subsidiary (Company) as of July 31, 1999 and 1998 and the related consolidated statements of income and retained earnings and of cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Des Moines, Iowa
August 27, 1999

UNIVERSAL MFG. CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                                           JULY 31,
                                                                             ---------------------------------
ASSETS                                                                           1999                  1998
                                                                             -------------          -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   424,188           $ 1,234,007
  Accounts receivable                                                          2,559,918             2,141,099
  Inventories                                                                  3,620,018             2,611,961
  Income taxes recoverable                                                                              23,545
  Prepaid expenses                                                                12,027                19,798
                                                                             -------------          -----------
           Total current assets                                                6,616,151             6,030,410
                                                                             -------------          -----------

DEFERRED INCOME TAXES                                                            277,505                24,188

PROPERTY:
  Land                                                                           120,499               120,499
  Buildings                                                                    1,352,776             1,406,747
  Machinery and equipment                                                      1,038,810             1,013,923
  Furniture and fixtures                                                         304,083               264,924
  Trucks and automobiles                                                         755,590               870,579
  Construction in progress                                                       341,155
                                                                             -------------          -----------
           Total property                                                      3,912,913             3,676,672
  Less accumulated depreciation                                               (2,266,225)           (2,201,225)
                                                                             -------------          -----------
           Property - net                                                      1,646,688             1,475,447
                                                                             -------------          -----------

                                                                             $ 8,540,344           $ 7,530,045
                                                                             -------------          -----------
                                                                             -------------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $ 3,089,945           $ 2,199,744
  Dividends payable                                                              122,400               163,200
  Income taxes payable                                                           226,989
  Accrued payroll taxes                                                           41,195                27,828
  Accrued compensation                                                            59,443                81,495
  Accrued local taxes                                                             18,625                17,570
                                                                             -------------          -----------
           Total current liabilities                                           3,558,597             2,489,837
                                                                             -------------          -----------

MINORITY INTEREST IN SUBSIDIARY                                                    4,201
                                                                             -------------          -----------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value - authorized, 2,000,000 shares; issued
    and outstanding, 816,000 shares                                              816,000               816,000
  Additional paid-in capital                                                      17,862                17,862
  Retained earnings                                                            4,143,684             4,206,346
                                                                             -------------          -----------
           Total stockholders' equity                                          4,977,546             5,040,208
                                                                             -------------          -----------

                                                                             $ 8,540,344           $ 7,530,045
                                                                             -------------          -----------
                                                                             -------------          -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNIVERSAL MFG. CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE YEARS ENDED JULY 31, 1999


                                                                                  1999                 1998                 1997
                                                                              -------------         ------------       ------------

NET SALES                                                                     $19,511,446          $19,372,976          $19,089,166

COST OF GOODS SOLD                                                             16,438,008           15,532,466           15,111,618
                                                                              -------------         ------------       ------------

GROSS PROFIT                                                                    3,073,438            3,840,510            3,977,548

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    2,666,512            2,132,669            2,068,321
                                                                              -------------         ------------       ------------

INCOME FROM OPERATIONS                                                            406,926            1,707,841            1,909,227

OTHER INCOME:
  Interest income                                                                  71,787               43,213               49,109
  Gain on sales of property                                                       159,535                4,589                2,459
  Other                                                                                 7               14,231               10,582
                                                                              -------------         ------------       ------------
           Total other income                                                     231,329               62,033               62,150
                                                                              -------------         ------------       ------------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES                                  638,255            1,769,874            1,971,377

MINORITY INTEREST                                                                   3,201
                                                                              -------------         ------------       ------------

INCOME BEFORE INCOME TAXES                                                        635,054            1,769,874            1,971,377

INCOME TAXES                                                                      167,316              680,221              818,450
                                                                              -------------         ------------       ------------

NET INCOME                                                                        467,738            1,089,653            1,152,927

RETAINED EARNINGS, BEGINNING OF YEAR                                            4,206,346            3,851,093            3,514,166

LESS CASH DIVIDENDS - ($.65, $.90, and $1.00 per share in 1999, 1998
  and 1997, respectively)                                                         530,400              734,400              816,000
                                                                              -------------         ------------       ------------

RETAINED EARNINGS, END OF YEAR                                                $ 4,143,684          $ 4,206,346          $ 3,851,093
                                                                              -------------         ------------       ------------
                                                                              -------------         ------------       ------------

BASIC AND DILUTED EARNINGS PER COMMON SHARE                                   $      0.57          $      1.34          $      1.41
                                                                              -------------         ------------       ------------
                                                                              -------------         ------------       ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNIVERSAL MFG. CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JULY 31, 1999


                                                                                    1999               1998               1997
                                                                              -------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   467,738        $ 1,089,653        $ 1,152,927
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation                                                                 236,296            196,186            190,749
    Deferred income taxes                                                       (253,317)            20,020             (1,879)
    Gain on sales of property                                                   (159,535)            (4,589)            (2,459)
    Minority interest in subsidiary                                                3,201
  Effect of changes in operating assets and liabilities:
      Accounts receivable                                                       (418,819)          (256,182)          (229,925)
      Inventories                                                             (1,008,057)          (199,249)            67,001
      Income taxes recoverable                                                    23,545               (365)           (23,180)
      Prepaid expenses                                                             7,771             51,131            (20,647)
      Accounts payable                                                           890,201            780,019            (88,219)
      Accrued payroll taxes                                                       13,367              2,884             14,405
      Income taxes payable                                                       226,989                  -            (56,790)
      Accrued compensation                                                       (22,052)            (6,136)            (2,415)
      Accrued local taxes                                                          1,055             (4,699)             8,285
                                                                              -------------      ------------       ------------
           Net cash flows from operating activities                                8,383          1,668,673          1,007,853
                                                                              -------------      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property                                                203,116             19,050             88,400
  Purchases of property                                                         (451,118)          (559,905)          (332,936)
                                                                              -------------      ------------       ------------
           Net cash flows from investing activities                             (248,002)          (540,855)          (244,536)
                                                                              -------------      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                          (571,200)          (775,200)          (816,000)
  Proceeds from issuance of minority interest in subsidiary                        1,000
                                                                              -------------      ------------       ------------
           Net cash flows from financing activities                             (570,200)          (775,200)          (816,000)
                                                                              -------------      ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (809,819)           352,618            (52,683)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,234,007            881,389            934,072
                                                                              -------------      ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $   424,188        $ 1,234,007        $   881,389
                                                                              -------------      ------------       ------------
                                                                              -------------      ------------       ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for income taxes                                 $   170,099        $   662,445        $   898,426
                                                                              -------------      ------------       ------------
                                                                              -------------      ------------       ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         As discussed in Note 3, the Company advanced $27,379 to its president which, together with $1,000 cash, were contributed to Universal Distribution LLC in exchange for a 1% ownership.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNIVERSAL MFG. CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED JULY 31, 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS - Universal Mfg. Co. and subsidiary (Company) is engaged in the business of remanufacturing and distributing, on a wholesale basis, engines and other automotive parts for Ford, Lincoln and Mercury automobiles and trucks. Remanufactured engines for non-Ford vehicles are also marketed on a limited basis. During the year ended July 31, 1999, Ford deauthorized the remanufacturing of several automotive parts which were being remanufactured by the Company. On October 1, 1998, the Company signed a new sales agreement with Ford Motor Company (Ford) authorizing the Company to be a Ford authorized distributor. The Company purchases the majority of its new raw materials and distribution product from Ford. The principal markets for the Company's products are automotive dealers and jobber supply houses located in the Midwest.

         PRESENTATION - The accompanying consolidated financial statements include the accounts of Universal Mfg. Co. and its subsidiary, Universal Distribution LLC. Universal Distribution LLC, owned 99% by Universal Mfg. Co. and 1% by the Company's president, was established on June 30, 1999 to operate the Company's distribution operations. The remanufacturing operations remained within Universal Mfg. Co. All intercompany balances and transactions have been eliminated in consolidation.

         CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

         INVENTORIES - Inventories are stated at the lower of cost, determined on a last-in, first-out (LIFO) basis or market.

         PROPERTY - Property is depreciated generally using accelerated methods over the following estimated lives:


         ASSETS                                                   LIVES
         ------                                                   -----
         Buildings                                              10-20 years
         Machinery and equipment                                 7-10 years
         Furniture and fixtures                                   5-7 years
         Trucks and automobiles                                   3-5 years

         Maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful service lives. Gains or losses are recognized at the time of disposal.

         LONG-LIVED ASSETS - The Company reviews the carrying amount of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

         ACCRUED WARRANTY COSTS - The Company accrues estimated future warranty claims based on historical experience.

         REVENUE RECOGNITION - Revenues are recognized upon shipment of products.

         INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities.

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

         EARNINGS PER SHARE - Earnings per share have been computed on the weighted average number of shares outstanding during each respective year (816,000 shares).

         NEWLY-ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the financial statement impact of adopting FASB 133.

2.       INVENTORIES

         The major classes of inventory are as follows:

                                            1999                  1998
                                       ------------          -------------
         Product cores                 $ 2,286,891           $ 1,169,485
         Raw materials                     315,861               470,768
         Finished engines                  287,779               336,941
         Finished small parts            1,351,866               634,767
                                       ------------          -------------
                                         4,242,397             2,611,961
         Obsolescence reserve             (622,379)
                                       ------------          -------------

                                       $ 3,620,018           $ 2,611,961
                                       ------------          -------------
                                       ------------          -------------

         If inventories were valued at the lower of cost (first-in, first-out method) or market, inventories would have been $6,601,714 and $5,655,407 at July 31, 1999 and 1998, respectively.

3.       NOTE RECEIVABLE - OFFICER

         During the year ended July 31, 1999, the Company exchanged a 1% interest in Universal Distribution LLC for a note receivable of $27,379 from its president plus $1,000 cash. The note is payable in annual installments of $6,401, including interest at 5.82%, through August 1, 2004. The note has been netted against minority interest in the accompanying consolidated balance sheet.

4.       INCOME TAXES

         The provision for income taxes consists of the following for the years ended July 31:

                                             1999                1998             1997
         Current income taxes           $ 420,633           $ 660,201          $ 820,329
         Deferred income taxes           (253,317)             20,020             (1,879)
                                       ------------          -------------     -----------
         Income tax provision           $ 167,316           $ 680,221          $ 818,450
                                       ------------          -------------     -----------
                                       ------------          -------------     -----------

         Deferred tax assets are comprised of the following at July 31:

                                                        1999                1998
         Inventory obsolescence                    $ 248,951
         Depreciation                                (24,384)          $ (30,480)
         Uniform inventory capitalization             26,299              12,867
         Vacation pay accruals                        16,956              11,770
         EPA liability                                 8,010              23,885
         Other                                         1,673               6,146
                                                   ---------           ---------
         Deferred income taxes                     $ 277,505           $  24,188
                                                   ---------           ---------
                                                   ---------           ---------

      A reconciliation between statutory and effective tax rates is as follows:

                                                           1999                   1998                   1997
         Income before income taxes                 $   635,054            $ 1,769,874            $ 1,971,377
         Statutory rate                                      34%                    34%                    34%
                                                     ----------              ---------              ---------
         Income taxes at statutory rates                215,918                601,757                670,268
         Tax effect of:
           State taxes                                   48,899                130,074                159,387
           State tax refunds - prior years              (50,000)
           Other                                        (47,501)               (51,610)               (11,205)
                                                     ----------              ---------              ---------

         Total income taxes                         $   167,316            $   680,221            $   818,450
                                                     ----------              ---------              ---------
                                                     ----------              ---------              ---------

5.       401(k) PLAN

         The Company sponsors a 401(k) plan which covers substantially all non-union employees. Company matching contributions are at the discretion of management. Total expenses under the plan were $29,498, $42,790 and $20,667 for the years ended July 31, 1999, 1998 and 1997, respectively.

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

         This settlement called for payment of a civil penalty of $32,955, and for the completion of certain remedial projects, estimated to cost $149,725. Total amounts paid through July 31, 1999 were $129,701. The remaining amount of $20,024 is recorded as a liability in the accompanying consolidated financial statements.

         On June 10, 1998, the Company received notice from the EPA authorizing submission of a proposal for treatment on additional contamination found after the initial hazardous waste was removed. The EPA approved that costs related to studies for the removal of the additional contamination could be offset against the remaining liability, if approved. On August 6, 1998, the Company received a proposal to study the additional contamination with an estimated cost approximating the liabilities recorded at July 31, 1999 and 1998.

7.       CREDIT ARRANGEMENTS

         The Company has a $500,000 line of credit with a local bank. Advances under this line of credit bear interest at an annual rate of 7.5%. The line of credit expires on April 17, 2000. At July 31, 1999, there were no outstanding borrowings under this facility.

8.       OPERATING LEASES

         The Company has entered into lease agreements for five trucks. Each operating lease provides for monthly payments ranging from $880 to $913 through April 2002. The Company has also entered into a lease agreement for a warehouse. The operating lease provides for monthly base rent payments of $3,732, plus an allocation of lessor operating expenses, currently $1,289 per month, through November 2001. Rent expense for the year ended July 31, 1999 totaled $67,968.

         Future minimum lease payments under noncancellable operating leases are as follows:

               Year ending July 31

                     2000           $112,705
                     2001            112,705
                     2002             44,738
                                    --------
                                    $270,148
                                    --------
                                    --------

9.       SEGMENT INFORMATION

         Beginning with the formation of Universal Distribution LLC on June 30, 1999 (see note 1), the Company has two operating segments: manufacturing and distribution. Operating segments are determined on the basis of product and legal entity. The manufacturing segment remanufacturers various automotive parts. The distribution segment purchases and distributes finished engines and other automotive parts. Both segments sell their product primarily to Ford automobile dealers located in the Midwest.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). Allocations of certain administrative expenses are made between segments. Selected financial information for each segment as of and for the year ended July 31, 1999, is presented below. Information regarding the distribution segment is from June 30, 1999 forward.

                                            MANUFACTURING       DISTRIBUTION          TOTAL

         Revenues                       $17,834,749          $ 1,676,697          $19,511,446
         Interest income                     69,118                2,669               71,787
         Depreciation expense               225,694               10,602              236,296
         Income tax expense                  83,814               83,502              167,316
         Net income                         234,306              233,432              467,738
         Total assets                     1,120,995            7,419,349            8,540,344
         Purchases of property              451,118                                   451,118

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No response required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 16, 1999, is incorporated by reference:

                  "Election of Directors" - Pages 3, 4, and 5.
                  "Management" - Page 5-6.
                  "Section 16(a) Beneficial Ownership Reporting Compliance" - Page 10.

ITEM 10.  EXECUTIVE COMPENSATION

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 16, 1999, is incorporated by reference:

                 "Compensation of President and Directors" - Page 6.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 16, 1999, is incorporated by reference:

                  "Ownership of Voting Securities by Directors and Nominees" - Pages 7 and 8.
                  "Principal Holders of Voting Securities" - Page 11.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 16, 1999, is incorporated by reference:

                  "Certain Transactions" - Page 8
                  "Indebtedness of Management" - Page 8.


                               Page 6 of 45 Pages

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

                                   (ii) Effective October 1, 1998, the Company entered into a Ford Authorized Distributor Sales Agreement and Battery Distributor Addendum a copy of which is attached hereto. See pages 12-37.

                            (11) Statement re: computation of per share earnings. None required.

                            (13) Annual or quarterly reports, Form 10-Q. None required.

                            (16) Letter on change in certifying accountant. None required.

                            (18) Letter on change in accounting principles. None required.

                            (21)   Subsidiaries of the registrant. See page 38.

                            (22) Published report regarding matters submitted to vote. None required.

                            (23)   Consent of experts and counsel. None
                                   required.

                               Page 7 of 45 Pages

                            (24)   Power of attorney. None required.

                            (27)   Financial Data Schedule.  See page 39.

                            (99)   Additional Exhibits.

                                   (i)    Universal Mfg. Co. Form 8-K filed
                                          October 21, 1998 and incorporated
                                          by reference.

                                  (ii)    Universal Mfg. Co. national press
                                          release issued February 25, 1999
                                          describing the reduced earnings for
                                          the second quarter of fiscal year
                                          1999. See pages 43-44.

                                  (iii)   Universal Mfg. Co. national press
                                          release issued June 11, 1999
                                          announcing the addition of Steve
                                          Nelson to its management team as
                                          Director of Distribution
                                          Operations. See page 45.

                                   (iv)   Universal Mfg. Co. Form 8-K filed
                                          August 10, 1999 and incorporated by
                                          reference.

                 (b) Form 8-Ks filed during the fiscal year ended July 31, 1999.

                                   (i)    The Company filed a current report on
                                          Form 8-K on October 21, 1998 reporting
                                          recent actions of Ford Motor Company
                                          which incorporated a press release
                                          issued October 20, 1998.

                                   (ii)   The Company filed a current report on
                                          Form 8-K on August 10, 1999 reporting
                                          the formation of Universal
                                          Distribution LLC and the separation
                                          Universal Mfg. Co.'s manufacturing and
                                          distribution operations which
                                          incorporated a press release issued
                                          August 9, 1999.


                               Page 8 of 45 Pages

                                          SIGNATURES

               In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL MFG. CO.



By:                                           By:
     ----------------------------------       ----------------------------------
     Donald D. Heupel, President, Chief       T. Warren Thompson, Secretary and
     Executive Officer, Chief Financial       Director
     Officer and Director

     Date:  October 27, 1999                  Date:  October 27, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By:                                                     Date:  October 27, 1999
      ---------------------------------
      Richard R. Agee/Director


By:                                                     Date:  October 27, 1999
      ---------------------------------
      Richard E. McFayden/Director


By:                                                     Date:  October 27, 1999
      ---------------------------------
      Helen Ann McHugh/Director


By:                                                     Date:  October 27, 1999
      ---------------------------------
      Harry W. Meginnis/Director


By:                                                     Date:  October 27, 1999
      ---------------------------------
      Thomas W. Rasmussen/Director


                               Page 9 of 45 Pages

                                  EXHIBIT INDEX

                                                                                                       Sequentially
                                                                                                         Numbered
  Exhibit                                                                                                  Page
    No.            Description                            Method of Filing                               Location
  -------          -----------                            ----------------                             ------------
    3(i)      Articles of Incorporation       Incorporated by reference to the Company's Annual            --
                                              Report on Form 10-K for the fiscal year ended July
                                              31, 1980, Page 26, to the Company's Annual Report on
                                              Form 10-K for the fiscal year ended July 31, 1986,
                                              Pages 15-16 and to the Company's Annual Report for
                                              the fiscal year ended July 31, 1987, Pages 15-16.

   3(ii)      Bylaws                          Incorporated by reference to the Company's Annual            --
                                              Report on Form 10-KSB for the fiscal year ended July
                                              31, 1993, Pages 12-24.

   10(i)      The Company's Rent Agreement    Incorporated by reference to the Company's Annual            --
              with Dealers Manufacturing      Report on Form 10-KSB for the fiscal year ended July
              Co., dated May 26, 1993         31, 1993, Pages 25-29.

   10(ii)     Ford Authorized Distributor     Filed herewith.                                             12-37
              Agreement effective October
              1, 1998

     21       Subsidiaries of Registrant      Filed herewith                                               38

     27       Financial Data Schedule         Filed herewith.                                              39

   99(i)      Form 8-K filed October 21,      Incorporated by reference.                                   --
              1998

   99(ii)     Press Release issued February   Filed herewith.                                             43-44
              25, 1999.

  99(iii)     Press released issued June      Filed herewith.                                              45
              11, 1999.

   99(iv)     Form 8-K filed August 10,       Incorporated by reference.                                   --
              1999.


                               Page 10 of 45 Pages