Form 10QSB
period 1999-10-31
UNIVERSAL MANUFACTURING CO
filed 1999-12-01
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 10-31-99                     Commission File Number 0-2865

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

                             Yes  X      No
                                 ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Number of shares outstanding as of 10-31-99           816,000
                                                                       -------
                                                                       Common

Transitional Small Business Disclosed Format (Check one):

                             Yes         No  X
                                 ---        ---

                                UNIVERSAL MFG. CO.
                                   FORM 10-QSB
                                      INDEX

                                                                             Pages
                                                                             -----
Part I     FINANCIAL INFORMATION
           Item 1.     Financial Statements:                                       3
                 Consolidated Balance Sheets as of October 31, 1999
                 (unaudited) and July 31, 1999

                 Consolidated Statements of Income and Retained                    4
                 Earnings - Three Months ended October 31, 1999
                 and October 31, 1998. (unaudited)

                 Consolidated Statements of Cash Flows - Three months ended        5
                 October 31, 1999 and 1998. (unaudited)

                 Notes to Consolidated Financial Statements as of and for        6-7
                 the Three Months Ended October 31, 1999 and 1998
                 (Unaudited)

           Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               8

Part II    OTHER INFORMATION

           Item 1.     Legal Proceedings                                           8

           Item 2.     Changes in securities                                       8

           Item 3.     Defaults upon senior securities                             8

           Item 4.     Submission of Matters to a vote of security holders         8

           Item 5.     Other information                                           9

           Item 6.     Exhibits and reports on Form 8-K                            9

           Signatures                                                             10


                           ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
BALANCE SHEETS

                                                     October 31,             July 31,
                                                        1999                   1999
                                                     (Unaudited)
                                                     -----------             --------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $    63,861             $   424,188
     Accounts receivable                               2,014,248               2,559,918
     Inventories                                       4,128,504               3,620,018
     Prepaid expenses                                     12,025                  12,027
                                                     -----------             -----------
     Total current assets                              6,218,638               6,616,151
                                                     -----------             -----------
Deferred Income Taxes                                    277,505                 277,505
                                                     -----------             -----------
PROPERTY - At cost
     Land                                                120,499                 120,499
     Buildings                                         1,352,776               1,352,776
     Machinery and equipment                           1,038,810               1,038,810
     Furniture and fixtures                              304,083                 304,083
     Trucks and automobiles                              774,199                 755,590
     Construction-in-Progress                            370,790                 341,155
                                                     -----------             -----------
     Total property                                    3,961,157               3,912,913
     Less accumulated depreciation                    (2,313,110)             (2,266,225)
                                                     -----------             -----------
     Property - net                                    1,648,047               1,646,688
                                                     -----------             -----------

                                                     $ 8,144,190             $ 8,540,344
                                                     -----------             -----------
                                                     -----------             -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                $ 2,775,170             $ 3,089,945
     Dividends payable                                   122,400                 122,400
     Income Tax Payable                                   94,806                 226,989
     Payroll taxes                                        26,724                  41,195
     Accrued compensation                                 56,644                  59,443
     Accrued local taxes                                  15,140                  18,625
                                                     -----------             -----------
     Total current liabilities                         3,090,884               3,558,597
                                                     -----------             -----------
MINORITY INTEREST IN SUBSIDIARY                            6,107                   4,201
                                                     -----------             -----------

STOCKHOLDERS' EQUITY
     Common stock, $1 par value,
     authorized, 2,000,000 shares,
     issued and outstanding, 816,000 shares              816,000                 816,000
     Additional paid-in capital                           17,862                  17,862
     Retained earnings                                 4,213,337               4,143,684
                                                     -----------             -----------
     Total stockholders' equity                        5,047,199               4,977,546
                                                     -----------             -----------
                                                     $ 8,144,190             $ 8,540,344
                                                     -----------             -----------
                                                     -----------             -----------


UNIVERSAL MFG. CO.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                             Three Months Ended
                                                     -----------------------------------
                                                       October                 October
                                                         1999                    1998
                                                     -----------             -----------
NET SALES                                            $5,164,648              $4,991,730

COST OF GOODS SOLD                                    4,148,627               3,970,837
                                                     -----------             -----------
GROSS PROFIT                                          1,016,021               1,020,893

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                            756,347                 546,319
                                                     -----------             -----------

INCOME/(LOSS) FROM OPERATIONS                           259,674                 474,574
                                                     -----------             -----------

OTHER INCOME:
     Interest                                            26,452                  13,192
     Other income                                        31,840                  23,921
                                                     -----------             -----------
     Total other income                                  58,292                  37,113
                                                     -----------
INCOME/(LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAXES                                       317,966                 511,687

MINORITY INTEREST                                         1,906
                                                     -----------
INCOME/(LOSS) BEFORE INCOME TAXES                       316,060

INCOME TAX EXPENSE/(BENEFIT)                            124,007                 199,558

                                                     -----------             -----------
NET INCOME/(LOSS)                                       192,053                 312,129

RETAINED EARNINGS, Beginning of period                4,143,684               4,206,346

DIVIDENDS                                              (122,400)               (163,200)
                                                     -----------             -----------
RETAINED EARNINGS, End of period                     $4,213,337              $4,355,275
                                                     -----------             -----------
                                                     -----------             -----------

PER COMMON SHARE INFORMATION:

Earnings/(Loss) per common share                     $     0.24              $     0.38

Dividends per common share                                 0.15                    0.20
                                                     -----------             -----------
                                                     -----------             -----------

UNIVERSAL MFG. CO.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                             Three Months Ended
                                                     -----------------------------------
                                                     October 31,             October 31,
                                                        1999                    1998
                                                     -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  192,053              $  312,129
Adjustments to reconcile net income to
     net cash from operating activities:
           Depreciation                                  46,886                  55,136
           Gain on sale of property                           0                   3,423
Changes in operating assets and liabilities:
           Accounts receivable                          545,668                 342,276
           Inventories                                 (508,486)               (144,624)
           Prepaid expenses                                   2                 (22,215)
           Income taxes recoverable                           0                  23,545
           Lease receivable                                   0                       0
           Accounts payable                            (314,775)                159,918
           Payroll taxes                                (14,471)                 (2,656)
           Accrued compensation                          (2,799)                  5,901
           Accrued local taxes                           (3,485)                 (6,802)
           Income Taxes Payable                        (132,183)                151,825
           Minority Interest                              1,906
                                                     -----------             -----------
Net cash flows from operating activities               (189,684)                877,856
                                                     -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property                                   (48,243)                (37,071)
Proceeds from Sale of Property                                0
                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                   (122,400)               (163,200)
                                                     -----------             -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (360,327)                677,585

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        424,188               1,234,007
                                                     -----------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   63,861              $1,911,592
                                                     -----------             -----------
                                                     -----------             -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
           Income taxes                              $  256,189              $        0
                                                     -----------             -----------
                                                     -----------             -----------


                                UNIVERSAL MFG. CO.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF AND FOR THE THREE MONTHS
                    ENDED OCTOBER 31, 1999 and 1998(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Company is engaged in the business of remanufacturing and distribution, on a wholesale basis, of engines and other automobile parts for Ford, Lincoln and Mercury automobiles and trucks. On October 1, 1998, the Company signed a new sales agreement with Ford Motor Company authorizing the Company to be a Ford authorized distributor. The Company purchases the majority of its new parts from Ford Motor Company. Remanufactured engines for non-Ford vehicles are also marketed on a limited basis. The principal markets for the Company's products are automotive dealers and jobber supply houses. The Company has no separate segments, major customers, foreign operations or export sales.

PRESENTATION - The accompanying consolidated financial statements include the accounts of Universal Mfg. Co. and its subsidiary, Universal Distribution LLC. Universal Distribution LLC , owned 99% by Universal Mfg. Co. and 1% by the Company's president, was established on June 30, 1999 to operate the Company's distribution operations. The remanufacturing operations remained within Universal Mfg. Co. All intercompany balances and transactions have been eliminated to consolidation.

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

Company Representation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1999, and the results of operations and cash flows for the three month period ending October 31, 1999 and 1998. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1999.

EPA PROJECT COSTS

In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA), which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleges, among other things, that the Company failed to adequately test and properly transport certain residue of hazardous wastes, which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA, dated May 6, 1994, which provides for settlement of this complaint. This settlement called for payment of civil penalties of $32,955 and for completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of October 31, 1999 are $138,677. The remaining amount of $11,048 has been recorded, as a liability, in the accompanying financial statements.

On June 10, 1998, the Company received notice from the EPA authorizing submission of a proposal for treatment on additional contamination found after the initial hazardous waste was removed. The EPA approved that costs related to studies for the removal of the additional contamination could be offset against the remaining liability. On August 6, 1998, the Company received a proposal to study the additional contamination with an estimated cost approximating the recorded liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first quarter were 3.5% higher than the first quarter a year ago. Sales increases in engine assemblies, transmissions assemblies, and Motorcraft products more than offset sales decreases of starters, alternators, and electric fuel pumps. Motorcraft product sales were over $600,000 for the quarter, compared to no Motorcraft sales a year ago.

Earnings were lower than the first quarter a year ago due to the lower margins of distributed products and the increased expense of meeting delivery standards. However, earnings nearly matched the earnings of the fourth quarter fiscal year ended July 31, 1999, which was the best quarter since the transition to a Ford Authorized Distributor.

The lower cash and cash equivalents at the end of the first quarter compared to July 31, 1999, were due an increase in inventories and a decrease in accounts payable.

PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                         NONE
                                                     ----

Item 2.    CHANGES IN SECURITIES                     NONE
                                                     ----

Item 3.    DEFAULTS UPON SENIOR SECURITIES           NONE
                                                     ----

Item 4.    SUBMISSION OF MATTERS TO A                NONE
           VOTE OF SECURITY HOLDERS                  ----


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.       Exhibits                                  None
  b.       Reports on Form 8-K                       None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date 12/1/99           /s/ Donald D. Heupel
                       -------------------------------------------------------
                       Donald D. Heupel, President and Chief Financial Officer