Form 10QSB
period 2000-01-31
UNIVERSAL MANUFACTURING CO
filed 2000-03-01
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 01-31-00                         Commission File Number 0-2865

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

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Number of shares outstanding as of  01-31-00            816,000
                                                                         -------
                                                                         Common

Transitional Small Business Disclosed Format  (Check one):

                                 Yes      No  X
                                     ---     ---

                               UNIVERSAL MFG. CO.
                                   FORM 10-QSB
                                      INDEX


                                                                                          PAGES
Part I    FINANCIAL INFORMATION

          Item 1.   Financial Statements:                                                    3
               Consolidated Balance Sheets as of  January 31, 2000
               (unaudited) and July 31, 1999

               Consolidated Statements of Income/(Loss) and Retained                         4
               Earnings - Three Months ended January 31, 2000
               (unaudited) and January 31, 1999 (unaudited).

               Consolidated Statements of Income/(Loss) and Retained                         5
               Earnings - Six Months ended January 31, 2000
               (unaudited) and January 31, 1999 (unaudited).

               Consolidated Statements of Cash Flows - Six Months ended                      6
               January 31, 2000 (unaudited) and January 31, 1999 (unaudited).

               Notes to Consolidated Financial Statements as of and for the Six Months     7-8
               ended January 31, 2000 (unaudited)

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                      9

Part II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                        9

               Item 2.   Changes in securities                                               9

               Item 3.   Defaults upon senior securities                                     9

               Item 4.   Submission of Matters to a vote of security holders                 9

               Item 5.   Other information                                                  10

               Item 6.   Exhibits and reports on Form 8-K                                   10

               Signatures                                                                   11

ITEM 1.   FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
CONSOLIDATED BALANCE SHEETS

                                                       January 31,
                                                           2000                 July 31,
                                                       (unaudited)                1999
                                                         ----------             ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 ($1,959)              $424,188
  Accounts receivable                                     1,944,708              2,559,918
  Inventories                                             4,919,756              3,620,018
  Income taxes recoverable
  Prepaid expenses                                           13,110                 12,027
                                                         ----------             ----------
  Total current assets                                    6,875,615              6,616,151
                                                         ----------             ----------
Deferred Income Taxes                                       277,505                277,505
                                                         ----------             ----------

PROPERTY - At cost
  Land                                                      120,499                120,499
  Buildings                                               1,746,702              1,352,776
  Machinery and equipment                                 1,040,931              1,038,810
  Furniture and fixtures                                    304,083                304,083
  Trucks and automobiles                                    774,199                755,590
  Construction-in-Progress                                        0                341,155
                                                         ----------             ----------
  Total property                                          3,986,414              3,912,913
  Less accumulated depreciation                          (2,361,603)            (2,266,225)
                                                         ----------             ----------
  Property - net                                          1,624,811              1,646,688
                                                         ----------             ----------
                                                         $8,777,931             $8,540,344
                                                         ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $3,671,961             $3,089,945
  Dividends payable                                               0                122,400
  Incometax payable                                          19,489                226,989
  Payroll taxes                                              29,205                 41,195
  Accrued compensation                                       37,694                 59,443
  Accrued local taxes                                        25,340                 18,625
                                                         ----------             ----------
  Total current liabilities                               3,783,689              3,558,597
                                                         ----------             ----------
MINORITY INTEREST IN SUBSIDIARY                               4,965                  4,201

STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares,
    issued and outstanding,  816,000 shares                 816,000                816,000
  Additional paid-in capital                                 17,862                 17,862
  Retained earnings                                       4,155,415              4,143,684
                                                         ----------             ----------
  Total stockholders' equity                              4,989,277              4,977,546
                                                         ----------             ----------
                                                         $8,777,931             $8,540,344
                                                         ==========             ==========

UNIVERSAL MFG. CO.
STATEMENTS OF INCOME/(LOSS) AND RETAINED EARNINGS

                                                                 Three Months Ended
                                                       -----------------------------------
                                                       January 31,             January 31,
                                                           2000                   1999
                                                       (unaudited)             (unaudited)
                                                       ------------            -----------
NET SALES                                                $4,954,765             $4,267,938

COST OF GOODS SOLD                                        4,152,827              3,721,348
                                                         ----------             ----------
GROSS PROFIT                                                801,938                546,590

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                   739,177                724,304
                                                         ----------             ----------

INCOME/(LOSS) FROM OPERATIONS                                62,761               (177,714)
                                                         ----------             ----------

OTHER INCOME:
  Interest                                                   26,479                 19,722
  Other income                                               18,027                  6,209
                                                         ----------             ----------
  Total other income                                         44,506                 25,931
                                                         ----------             ----------

INCOME/(LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES     107,267               (151,783)

MINORITY INTEREST                                               901
                                                         ----------             ----------
INCOME/(LOSS) BEFORE INCOME TAXES                           106,366               (151,783)

INCOME TAX EXPENSE/(BENEFIT)                                 41,888                (60,435)
                                                         ----------             ----------
NET INCOME/(LOSS)                                            64,478                (91,348)

RETAINED EARNINGS, Beginning of period                    4,213,337              4,355,275

DIVIDENDS                                                  (122,400)              (122,400)
                                                         ----------             ----------
RETAINED EARNINGS, End of period                         $4,155,415             $4,141,527
                                                         ==========             ==========

PER COMMON SHARE INFORMATION:

Earnings/(Loss) per common share                              $0.08                 ($0.11)

Dividends per common share                                     0.15                   0.15
                                                         ==========             ==========

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                Six Months Ended
                                                       -----------------------------------
                                                       January 31,             January 31,
                                                           2000                   1999
                                                       (unaudited)             (unaudited)
                                                       ------------            -----------
NET SALES                                               $10,119,413             $9,259,667

COST OF GOODS SOLD                                        8,301,454              7,692,184
                                                        -----------             ----------
GROSS PROFIT                                              1,817,959              1,567,483

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                 1,470,447              1,270,624
                                                        -----------             ----------
INCOME FROM OPERATIONS                                      347,512                296,859
                                                        -----------             ----------

OTHER INCOME:
  Interest                                                   52,932                 45,919
  Other income                                               24,789                 17,126
                                                        -----------             ----------
  Total other income                                         77,721                 63,045
                                                        -----------             ----------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES            425,233                359,904

MINORITY INTEREST                                             2,807
                                                        -----------             ----------
INCOME BEFORE INCOME TAXES                                  422,426                359,904

INCOME TAX EXPENSE/(BENEFIT)                                165,895                139,123
                                                        -----------             ----------

NET INCOME                                                  256,531                220,781

RETAINED EARNINGS, Beginning of period                    4,143,684              4,206,346

DIVIDENDS                                                  (244,800)              (285,600)
                                                        -----------             ----------
RETAINED EARNINGS, End of period                         $4,155,415             $4,141,527
                                                        ===========             ==========

PER COMMON SHARE INFORMATION:

Earnings per common share                                     $0.31                  $0.27

Dividends per common share                                     0.30                   0.35
                                                        ===========             ==========

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                              ----------------------------------------
                                                              January 31,                  January 31,
                                                                 2000                         1999
                                                              (unaudited)                  (unaudited)
                                                              -----------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $256,531                   $220,781
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                     95,378                    114,490
  Gain on sale of property                                              0                      3,423
Changes in operating assets and liabilities:
  Accounts receivable                                             615,210                    266,807
  Inventories                                                  (1,299,738)                  (655,842)
  Prepaid expenses                                                 (1,083)                    (1,557)
  Income taxes payable                                           (207,500)                   (30,977)
  Accounts payable                                                582,016                    679,595
  Payroll taxes                                                   (11,990)                     8,571
  Accrued compensation                                            (21,749)                   (37,733)
  Accrued local taxes                                               6,715                      1,583
  Minority interest                                                   764
                                                               ----------                   --------
Net cash flows from operating activities                           14,554                    569,141
                                                               ----------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property                                             (73,501)                   (96,468)
                                                               ----------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                             (367,200)                  (326,400)
                                                               ----------                   --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (426,147)                   146,273

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  424,188                  1,234,007
                                                               ----------                   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        ($1,959)                $1,380,280
                                                               ==========                   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                   $235,978                   $170,100
                                                               ==========                   ========

                               UNIVERSAL MFG. CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF AND FOR THE SIX MONTHS
                       ENDED JANUARY 31, 2000 (unaudited)

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

INVENTORIES - Inventories are stated at the lower of cost (last -in first-out method) or market.

DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:

ASSETS             DEPRECIATION METHOD                         LIVES
------             -------------------                         -----
Buildings          Straight-line and declining balance         10 - 31.5 years
Mach & Equip       Declining balance                            7 - 10 years
Furniture & Fix.   Declining balance                            5 - 7 years
Trucks & Auto's    Declining balance                            3 - 5 years

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

CASH EQUIVALENT - For the purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

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

Company Representation - In the opinion of the Company, the accompanying unaudited, consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2000, and the results of operations and cash flows for the six month periods, and three month periods ending January 31, 2000 and 1999. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed,consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1999.

EPA PROJECT COSTS

In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA), which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleges, among other things, that the Company failed to adequately test and properly transport certain residue of hazardous wastes, which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA, dated May 6, 1994, which provides for settlement of this complaint. This settlement called for payment of civil penalties of $32,955 and for completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid as of January 31, 2000, have slightly exceeded this amount.

On June 10, 1998, the Company received notice from the EPA authorizing submission of a proposal for treatment on additional contamination found after the initial hazardous waste was removed. The EPA approved that costs related to studies for the removal of the additional contamination could be offset against the remaining liability. On August 6, 1998, the Company received a proposal to study the additional contamination. This study is now complete, with the costs being included in the above settlement amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

Sales for the second quarter were 16% higher than the second quarter a year ago. The strong second quarter sales resulted in a sales increase for the first six months of the fiscal year of over 9%. Sales increases of Motorcraft branded products and engine assemblies more than offset sales decreases of starters, alternators, and electric fuel pumps. Engine sales increased 13%, and Motorcraft sales increased by over $1,200,000.

Second Quarter earnings increased due to higher sales levels. Also, a year ago, significant costs associated with becoming established as a Ford Authorized Distributor were being incurred.

The lower level of cash and cash equivalents at the end of the quarter compared to a year ago were due to increased inventory investment. This inventory investment increase is the result of significantly higher prices of transmission and engine assemblies, and of increased inventory of Motorcraft products required to support increased sales levels.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                       NONE

ITEM 2.  CHANGES IN SECURITIES                                   NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A                              NONE
         VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION


The Company encountered no significant Y2K issues.


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




Date 2-29-00             /s/ Donald D. Heupel
------------             -------------------------------------------------------
                         Donald D. Heupel, President and Chief Financial Officer