Form 10QSB
period 2000-04-30
UNIVERSAL MANUFACTURING CO
filed 2000-06-14
CIK 102049

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended 04-30-00                         Commission File Number 0-2865


                               UNIVERSAL MFG, CO.
                               ------------------
             (Exact name of Registrant as specified in its charter)


            NEBRASKA                                       42 0733240
            --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


              405 Diagonal Street, P.O. Box 190, Algona, Iowa 50511
                     (Address of principal executive office)


Registrant's telephone number, including area code    (515)-295-3557
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

                             Yes   X       NO
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Number of shares outstanding as of 04-30-00       816,000
                                                                 -------
                                                                 Common

Transitional Small Business Disclosed Format  ( Check one ):


                             Yes         NO   X
                                 -----      -----

                               UNIVERSAL MFG. CO.
                                   FORM 10-QSB
                                      INDEX


                                                                                                    PAGES
Part I   FINANCIAL INFORMATION

            Item 1.   Financial Statements:                                                          3

                Consolidated Balance Sheets as of  April 30, 2000
                (unaudited) and July 31, 1999

                Consolidated Statements of Income and Retained                                       4
                Earnings - Three Months ended April 30, 2000
                (unaudited) and April 30, 1999 (unaudited)

                Consolidated Statements of Income and Retained                                       5
                Earnings - Nine Months ended April 30, 2000
                (unaudited) and April 30, 1999 (unaudited)

                Consolidated Statements of Cash Flows - Nine Months ended                            6
                April 30, 2000 (unaudited) and April 30, 1999 (unaudited)

                Notes to Consolidated Financial Statements as of and for the Nine Months             7-8
                ended April 30, 2000 (unaudited)

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                            9

Part II   OTHER INFORMATION

            Item 1.   Legal Proceedings                                                              9

            Item 2.   Changes in securities                                                          9

            Item 3.   Defaults upon senior securities                                                9

            Item 4.   Submission of Matters to a vote of security holders                            9

            Item 5.   Other information                                                              10

            Item 6.   Exhibits and reports on Form 8-K                                               10

            Signatures                                                                               11


                          ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
CONSOLIDATED BALANCE SHEETS


                                                       April 30,
                                                         2000                          July 31,
                                                      (unaudited)                        1999
                                                      -----------                     ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $  266,335                      $  424,188
  Accounts receivable                                  1,852,836                       2,559,918
  Inventories                                          4,723,016                       3,620,018
  Prepaid expenses                                        (7,715)                         12,027
                                                      ----------                      ----------
  Total current assets                                 6,834,473                       6,616,151
                                                      ----------                      ----------
Deferred Income Taxes                                    277,505                         277,505
                                                      ----------                      ----------

PROPERTY - At cost
  Land                                                   120,499                         120,499
  Buildings                                            1,746,702                       1,352,776
  Machinery and equipment                              1,040,931                       1,038,810
  Furniture and fixtures                                 304,083                         304,083
  Trucks and automobiles                                 774,199                         755,590
  Construction-in-Progress                                     0                         341,155
                                                      ----------                      ----------
  Total property                                       3,986,414                       3,912,913
  Less accumulated depreciation                       (2,410,793)                     (2,266,225)
                                                      ----------                      ----------
  Property - net                                       1,575,621                       1,646,688
                                                      ----------                      ----------
                                                      $8,687,599                      $8,540,344
                                                      ==========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $3,615,588                      $3,089,945
  Dividends payable                                      122,400                         122,400
  Income tax payable                                     (28,006)                        226,989
  Payroll taxes                                           11,919                          41,195
  Accrued compensation                                    50,498                          59,443
  Accrued local taxes                                     23,013                          18,625
                                                      ----------                      ----------
  Total current liabilities                            3,795,412                       3,558,597
                                                      ----------                      ----------
MINORITY INTEREST IN SUBSIDIARY                            4,846                           4,201

STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized, 2,000,000 shares,
    issued and outstanding, 816,000 shares               816,000                         816,000
  Additional paid-in capital                              17,862                          17,862
  Retained earnings                                    4,053,479                       4,143,684
                                                      ----------                      ----------
  Total stockholders' equity                           4,887,341                       4,977,546
                                                      ----------                      ----------
                                                      $8,687,599                      $8,540,344
                                                      ==========                      ==========


UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                            Three Months Ended
                                                                  --------------------------------------
                                                                   April 30,                  April 30,
                                                                     2000                       1999
                                                                  (unaudited)                (unaudited)
                                                                  -----------                -----------
NET SALES                                                         $5,444,565                 $4,653,668

COST OF GOODS SOLD                                                 4,707,582                  4,039,094
                                                                  ----------                 ----------
GROSS PROFIT                                                         736,983                    614,574

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                            727,592                    745,869
                                                                  ----------                 ----------

INCOME/(LOSS) FROM OPERATIONS                                         9,391                   (131,295)
                                                                  ----------                 ----------

OTHER INCOME:
 Interest                                                             21,276                     15,455
 Gain on Sale of Property                                                  0                    162,411
 Other income                                                          3,274                      5,602
                                                                  ----------                 ----------
 Total other income                                                   24,550                    183,468
                                                                  ----------                 ----------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES                      33,941                     52,173

MINORITY INTEREST                                                        241                          0
                                                                  ----------                 ----------
INCOME BEFORE INCOME TAXES                                            33,700                     52,173

INCOME TAX EXPENSE                                                    13,236                     20,347
                                                                  ----------                 ----------
NET INCOME                                                            20,464                     31,826

RETAINED EARNINGS, Beginning of period                             4,155,415                  4,141,527

DIVIDENDS                                                           (122,400)                  (122,400)
                                                                  ----------                 ----------
RETAINED EARNINGS, End of period                                  $4,053,479                 $4,050,953
                                                                  ==========                 ==========

PER COMMON SHARE INFORMATION:

 Earnings per common share                                             $0.03                      $0.04

 Dividends per common share                                             0.15                       0.15
                                                                  ==========                 ==========


UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                              Nine Months Ended
                                                                  ---------------------------------------
                                                                   April 30,                   April 30,
                                                                     2000                        1999
                                                                  (unaudited)                 (unaudited)
                                                                  -----------                 -----------
NET SALES                                                         $15,563,977                 $13,913,335

COST OF GOODS SOLD                                                 13,009,036                  11,731,278
                                                                  -----------                 -----------
GROSS PROFIT                                                        2,554,941                   2,182,057

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                           2,191,038                   2,016,493
                                                                  -----------                 -----------

INCOME FROM OPERATIONS                                                363,903                     165,564
                                                                  -----------                 -----------

OTHER INCOME:
  Interest                                                             74,209                      61,374
  Gain on Sale of Property                                                  0                     160,206
  Other income                                                         21,062                      24,933
                                                                  -----------                 -----------
  Total other income                                                   95,271                     246,513
                                                                  -----------                 -----------
INCOME BEFORE MINORITY INTEREST AND INCOME TAXES                      459,174                     412,077

MINORITY INTEREST                                                       3,048                           0
                                                                  -----------                 -----------
INCOME BEFORE INCOME TAXES                                            456,126                     412,077

INCOME TAX EXPENSE                                                    179,131                     159,470
                                                                  -----------                 -----------
NET INCOME                                                            276,995                     252,607

RETAINED EARNINGS, Beginning of period                              4,143,684                   4,206,346

DIVIDENDS                                                            (367,200)                   (408,000)
                                                                  -----------                 -----------
RETAINED EARNINGS, End of period                                  $ 4,053,479                 $ 4,050,953
                                                                  ===========                 ===========

PER COMMON SHARE INFORMATION:

 Earnings per common share                                              $0.34                       $0.31

 Dividends per common share                                              0.45                        0.50
                                                                  ===========                 ===========

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended
                                                                  --------------------------------
                                                                  April 30,            April 30,
                                                                    2000                 1999
                                                                 (unaudited)          (unaudited)
                                                                 -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  276,995           $  252,607
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation                                                      144,568              177,506
  Gain on sale of property                                                0             (160,206)
Changes in operating assets and liabilities:
  Accounts receivable                                               707,081              163,328
  Inventories                                                    (1,102,998)            (547,222)
  Prepaid expenses                                                   19,742                7,246
  Income taxes payable                                             (254,995)             (10,629)
  Accounts payable                                                  525,643              422,460
  Payroll taxes                                                     (29,276)               1,097
  Accrued compensation                                               (8,945)             (32,242)
  Accrued local taxes                                                 4,388               (4,318)
  Minority interest                                                     645
                                                                 ----------           ----------
Net cash flows from operating activities                            282,848              269,627
                                                                 ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property                                               (73,501)            (111,008)
Proceeds from Sale of Property                                                           197,681
                                                                 ----------           ----------
                                                                    (73,501)              86,673
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                               (367,200)            (448,800)
                                                                 ----------           ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (157,853)             (92,500)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    424,188            1,234,007
                                                                 ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  266,335           $1,141,507
                                                                 ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                   $  434,124           $  170,100
                                                                 ==========           ==========

                               UNIVERSAL MFG. CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF AND FOR THE NINE MONTHS
                        ENDED April 30, 2000 (unaudited)

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

DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:

ASSETS                   DEPRECIATION METHOD                    LIVES
Buildings                Straight-line and declining balance    10 - 31.5 years
Mach & Equip             Declining balance                       7 - 10 years
Furniture & Fix.         Declining balance                       5 - 7 years
Trucks & Auto's          Declining balance                       3 - 5 years

Maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful service lives. The applicable property accounts are relieved of the cost and related depreciation upon disposition. Gains or losses are recognized at the time of disposal.

REVENUE RECOGNITION - Sales and related cost of sales are recognized upon shipment of product.

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

Company Representation - In the opinion of the Company, the accompanying unaudited, consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30,2000, and the results of operations and cash flows for the nine month periods, and three month periods ending April 30,2000 and 1999. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 1999.

EPA PROJECT COSTS

In February, 1991, the Company was served with a complaint from the United States Environmental Protection Agency (EPA), which contained eight counts of alleged violations of the Resource Conservation and Recovery Act of 1976 and the Hazardous Solid Waste Amendments of 1984. The complaint alleges, among other things, that the Company failed to adequately test and properly transport certain residue of hazardous wastes, which it was treating at its facility. The Company entered into a Consent Agreement and Consent Order with the EPA, dated May 6, 1994, which provides for settlement of this complaint. This settlement called for payment of civil penalties of $32,955 and for completion of certain remedial projects, estimated to cost approximately $149,725. Total costs paid slightly exceeded this amount.

On June 10, 1998, the Company received notice from the EPA authorizing submission of a proposal for treatment of additional contamination found after the initial hazardous waste was removed. The EPA approved that costs related to studies for the removal of the additional contamination could be offset against the remaining liability. On August 6, 1998, the Company received a proposal to study the additional contamination. This study is now complete, with the costs being included in the above settlement amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Sales for the third quarter were 17% higher than the third quarter a year ago. This resulted in 12 % higher sales for the first nine months of the fiscal year. Sales of engine assemblies and of Motorcraft branded products led to sales increases, and accounted for strong overall sales despite unit sales decreases of several other remanufactured product lines.

Third quarter earnings this year were slightly lower than third quarter earnings last year. This was due to a gain on the sale of property a year ago. Income from operations was $140,000.00 higher the third quarter of this fiscal year than the third quarter of last year, due to higher sales. Cost of goods sold as a percentage of sales was the same for each quarter of each year, but selling, warehouse, and administrative expenses were down for the third quarter of this year as opposed to third quarter of last year.

The lower level of cash and cash equivalents at the end of the quarter compared to a year ago was due to increased inventory investment. This inventory investment increase is the result of higher prices on transmission and engine assemblies, and of increased inventory of Motorcraft products required to support increased sales levels.


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



Date  6-12-00      /s/ Donald D. Heupel
     ---------     -------------------------------------------------------
                   Donald D. Heupel, President and Chief Financial Officer