Form 10KSB40
period 2000-07-31
UNIVERSAL MANUFACTURING CO
filed 2000-10-27
CIK 102049

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended July 31, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to_______________________

Commission file number 0-2865
                                      UNIVERSAL MFG. CO.
                        (Name of small business issuer in its charter)

        NEBRASKA                                        42-0733240
------------------------                                -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

405 DIAGONAL STREET, ALGONA, IOWA                       50511
---------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  515/295-3557

Securities registered under Section 12(g) of the Exchange Act:

                                COMMON STOCK ($1.00 PAR VALUE)
                                       (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $21,631,919

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act).

       Common Stock ($1.00 par value): $3,709,819.60 for October 20, 2000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Common Stock ($1.00 par value) - 816,000 shares as of October 20, 2000.

                      This document consists of 115 pages.

                          See Page 23 for Exhibit Index


                              Page 1 of 115 Pages

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of shareholders to be held November 28, 2000, are incorporated by reference in Part III.

      Transitional Small Business Disclosure Format (check one): Yes __; No _X_


                              Page 2 of 115 Pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT. The Company is a Nebraska corporation which became incorporated on December 12, 1945. During the fiscal year ended July 31, 1993, the Company phased out remanufacturing of engines and increased its remanufacturing and sale of component automotive parts to other Ford Authorized Remanufacturers. The Company continues to market and distribute remanufactured engines. The Company's source for such remanufactured engines is other Ford Authorized Remanufacturers. The Company also distributes Ford branded parts and products to Ford dealers, including, without limitation, remanufactured diesel parts, transmissions and Ford branded car care products.

         In June of 1999, the Board of Directors authorized the organization of a separate limited liability company to effect the separation of the manufacturing and distribution operations of the Company due to the substantial growth in its distribution operations. The Company filed Articles of Organization for "Universal Distribution LLC" on June 17, 1999 and the Nebraska Secretary of State's Office issued a Certificate of Organization. The Company owns a ninety-nine percent (99%) membership interest in Universal Distribution LLC and Mr. Donald D. Heupel owns the remaining one percent (1%) membership interest. The Company is also the manager of Universal Distribution LLC. Profits and losses from Universal Distribution LLC are allocated to the members based on their capital accounts and thus, the Company will receive ninety-nine percent (99%) and Mr. Heupel will receive one percent (1%) of the profits and losses.

         Effective September 29, 2000, the Company finalized its negotiations with Rainbo Oil Company of Dubuque, Iowa, to acquire their parts distribution operations. The Company and Rainbo Oil Company formed Rainbo Company LLC, a Nebraska limited liability company on September 21, 2000. Universal Distribution LLC owns a fifty percent (50%) membership interest in Rainbo Company LLC and Rainbo Oil Company owns the remaining fifty percent (50%) membership interest.

         In order to capitalize Rainbo Company LLC, Universal Distribution and Rainbo Oil Company each made initial $100,000 capital contributions. In addition, both Universal Distribution LLC and Rainbo Oil Company loaned Rainbo Company LLC $400,000 pursuant to Promissory Notes dated September 29, 2000. Each Promissory Note is due and payable in full on October 1, 2005. The principal balance of each Promissory Note accrues interest until maturity at an annual rate of 9% and Rainbo Company LLC must pay each lender annual interest payments commencing October 1, 2001.

         The Company is the manager of Rainbo Company LLC and has entered into a management agreement pursuant to which Rainbo Company LLC compensates the Company for its management services.

         On September 29, 2000, Rainbo Oil Company sold its parts distribution operations to Rainbo Company LLC d/b/a Value Independent Parts (the "VIP Division"). The acquisition of the VIP Division will add additional markets and product lines to the Company's distribution operations including, without limitation AC Delco, a division of General Motors and Motorcraft lines. The purchase price for the VIP Division was approximately $5,114,714.07. The amount and form of consideration paid were determined through arm's length negotiations.

         Financing for the transaction was provided by Firstar Bank, N.A. ("Firstar"). The Company and Rainbo Company LLC each entered into Revolving Credit Agreements with Firstar dated September 26, 2000. The Company's Revolving Credit Agreement allows the Company to borrow up to $3,000,000. Rainbo Company LLC's Revolving Credit Agreement allows Rainbo Company LLC to borrow up to $2,000,000. In order to finance the purchase price for the VIP Division, Rainbo Company LLC made an initial draw on its line of credit for approximately $1,800,000 and Universal Mfg. made an initial draw on its line of credit for the balance of the purchase price less adjustments and offsets.

         The collateralized obligations of the Company and Rainbo Company LLC to Firstar under the respective Revolving Credit Agreements were evidenced by promissory notes payable to Firstar. Each promissory note is due and payable in full on September 30, 2001 unless extended by Firstar. The principal balance of each promissory note accrues interest until maturity at a variable rate equal to the prime rate announced by Firstar less 1%. The prime rate announced by Firstar as of September 29, 2000 was 9.5% and therefore, each promissory note will initially accrue interest an annual rate of 8.5%.


                              Page 3 of 115 Pages

         Each party guaranteed the obligations of the other party to Firstar and Universal Distribution LLC guaranteed the obligations of both Rainbo Company LLC and the Company to Firstar.

         In order to accommodate the increased inventories necessary to comply with the requirements of Ford, the Company sold the warehouse it owned in Des Moines, Iowa in April 1999. The sale of the Des Moines warehouse resulted in a significant gain for the Company which amounted to $177,507. The Company is now leasing a larger warehouse in Des Moines. The operating lease provides for monthly base rent payments of $3,732, plus an allocation of lessor operating expenses, currently $1,289 per month, through November 2001. As a result of the Ford requirements, the Company also expanded its warehouse in Peoria, Illinois to include an additional 9,000 square feet. The cost of this expansion was approximately $360,000. Effective as of October 1, 2000, the Company is also leasing a new building in Omaha, Nebraska . The operating lease provides for monthly base rent payments of $8,750.00, plus an allocation of lessor operating expenses, currently $1,075. The new Omaha warehouse is approximately 30,000 square feet and the term of the lease is five (5) years.

         (b) BUSINESS OF ISSUER. The Company is engaged in the business of selling on a wholesale basis remanufactured automotive parts for Ford, Lincoln and Mercury automobiles and trucks. It is a franchised remanufacturer for Ford Motor Company. Used automotive parts are the basic raw materials. The principal markets for the Company's products are automotive dealers, parts jobber supply houses and other Ford Authorized Remanufacturers. The Company has refocused its distribution efforts from parts jobber supply houses to independent warehouse distributors and warehouses. In addition to its remanufacturing activities, the Company also sells, under a warehouse distributorship agreement with Ford Motor Company, clutches, pressure plates, torque converters, transmissions, engine assemblies, remanufactured diesel parts, power steering pumps, steering gears, starters, alternators, ABS modules and Ford branded car care products.

         The Company purchases approximately 55% of its new (i.e., non-used) raw materials and all of its car care products from Ford Motor Company. Used parts to be remanufactured are obtained in exchange with dealers, parts jobber supply houses and other Ford Authorized Remanufacturers, or are purchased from salvage dealers and other used parts suppliers. Approximately 75% of such used raw materials are obtained by such exchange with the remaining 25% being purchased. The Company purchases approximately 100% of its completed engine assemblies from Ford Motor Company who purchase such engine assemblies from various suppliers throughout the country.

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


                              Page 4 of 115 Pages

         While it is currently anticipated that total sales volume will increase as a result of Ford Motor Company's recent actions, increased competition and the reduced margins established by Ford Motor Company could adversely affect future earnings. The Company is in the process of implementing a strategic plan for alternative manufacturing and remanufacturing activities in order to utilize its existing plant and attain other opportunities for profitable operation.

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

         As of July 31, 1999, the Company had 68 employees, all which were full-time employees. In May of 1993 the Company entered into a three year agreement with the United Auto Workers Union ("UAW"), which represents the Company's production employees. Effective May 5, 1996, the Company entered into a new three year agreement with the UAW. The agreement calls for 2.6% hourly wage increases of $.25, $.27 and $.29 on May 5 of each year of the agreement. By mutual consent, the agreement has been extended for one year with no changes and therefore, expires on May 5, 2001.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate home offices are located at 405 Diagonal Street, Algona, Iowa 50511, phone number (515) 295-3557. This property also is the location of the Company's manufacturing plant. The property consists of approximately 87,000 square feet. The location and general description of the principal plants and warehouses of the Company are as follows:

                                                                        APPROXIMATE
      LOCATION            GENERAL DESCRIPTION     OWNED OR LEASED     SQUARE FOOTAGE
      --------            -------------------     ---------------     --------------
     Algona, Iowa          Manufacturing Plant         Owned               87,000
     Des Moines, Iowa      Warehouse                   Leased              15,000
     Peoria, Illinois      Warehouse                   Owned               19,000
     Omaha, Nebraska       Warehouse                   Owned               14,000
     Omaha, Nebraska       Warehouse                   Leased              30,000

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


                              Page 5 of 115 Pages

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

         The EPA approved the consultant's proposal on September 11, 1998, and the work was completed in November of 1999 within budget. The consultant's report to EPA disclosed chlorinated solvent contamination in the soil and groundwater only in the immediate area of "Pit D." The consultant recommended conversion of "Pit D" to a groundwater sump for removal and treatment of contaminated groundwater and continued monitoring of groundwater on the Company's property to detect any migration of the contamination. The consultant recommended against removal of contaminated soils due to cost and access problems. To date the EPA has not responded to the consultant's recommendations, and the Company has no information concerning the cost or extent of any further work that EPA may require.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap Market under the trading symbol UFMG. As of September 20, 2000, there were 199 holders of record of the Company's common stock. The following table lists the dividend declarations on the Company's stock during the last two fiscal years:

                            AMOUNT                               AMOUNT
      DATE                 PER SHARE      DATE                  PER SHARE
      -------------------------------------------------------------------
      October 22, 1999      $.15          September 22, 1998       $.20
      January 18, 2000       .15          January 19, 1999          .15
      April 18, 2000         .15          April 20, 1999            .15
      July 18, 2000          .15          July 20, 1999             .15
      -------------------------------------------------------------------
      2000 TOTAL            $.60          1999 TOTAL               $.65


                              Page 6 of 115 Pages

         In order for the Company to service the debt incurred in connection with the acquisition of the Value Independent Parts division, there can be no assurance that the Company will continue to pay dividends of equal value or that the Company will pay any dividends on its common stock during the foreseeable future. Dividends of the Company are payable at the discretion of the Company's Board of Directors, subject to the provisions of the Nebraska Business Corporation Act and will be dependent on earnings of the Company and its subsidiaries, its financial requirements and other factors.

         The high and low bid and asked prices for the Company's common stock during the last two fiscal years are shown in the following table:

                                       HIGH                      LOW
         ------------------------------------------------------------------
         CALENDAR QUARTERS       BID          ASKED         BID       ASKED
         3rd Quarter 1998        10.50        11.125        9         9.75
         4th Quarter 1998        10.50        11.25         9.25      9.75
         1st Quarter 1999        9.75         10.125        6.375     8
         2nd Quarter 1999        6.75         8.50          4.4375    4.625
         3rd Quarter 1999        6            6.75          5         5.625
         4th Quarter 1999        6            6.625         5.3758    5.75
         1st Quarter 2000        7.125        7.50          5.50      5.75
         2nd Quarter 2000        7.125        7.50          6.25      6.50

         Information concerning stock prices for fiscal year 2000 and 1999 has been obtained from The NASDAQ Stock Market, Inc. and from Kirkpatrick, Pettis, Smith, Polian, Inc. which acts as a market maker in the Company's stock. The above quotations may reflect inter-dealer prices and may not reflect retail mark-up, mark-down or commission or necessarily represent actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         In fiscal 2000, Company sales increased 11% due to increases in sales of remanufactured engine assemblies and Motorcraft branded products. In fiscal 1999, sales increased .7%, as increases in sales of remanufactured transmission assemblies, remanufactured engine assemblies, and Motorcraft branded products offset the decrease in sales of remanufactured small parts.

         Remanufactured engine unit sales in fiscal year 2000 were 3782, which represents an increase of 690 units. Engine sales in fiscal 1999 were 3092. Transmission unit sales decreased by 671 in fiscal year 2000 to 4229 units. Transmission sales in fiscal 1999 were 4900, an increase of 781 over the previous year.

         Motorcraft branded parts sales in fiscal 2000 were $2,820,000, compared to $896,000 the previous year. Fiscal 1999 was the first year of sales of Motorcraft branded parts. Unit sales were 460,683 compared to 136,805 units the previous year.

         Sales of Ford distribution products in fiscal 2000 were $18,511,506 compared to $10,605,806 in fiscal 1999. This increase was due to sales growth of Motorcraft branded products and more product lines being included in the distribution program. Sales to other Ford Authorized Remanufacturers decreased to $1,317,983 in fiscal 2000 from $2,539,721 in fiscal 1999. This decrease is due to the deauthorization of some product lines.

         In March 1999, prices were reviewed, resulting in no significant price changes. In March 1998, prices were reviewed, but again net price changes were not significant.

         A three year agreement between the Company and the United Auto Workers, which represents the production employees, expired in May 1999. However, in May 1999 and again in May 2000, the agreement was extended an additional year by mutual consent of the parties with no changes.

         Interest income for fiscal 2000 was $35,778; in fiscal 1999 was $71,787; and in fiscal 1998 it was $43,213. Investment amounts were generally lower during fiscal 2000 than during fiscal 1999, and available interest rates were approximately the same. Investment amounts were generally higher during fiscal 1999 than during fiscal 1988, and available investment rates were approximately the same.


                              Page 7 of 115 Pages

         The following table shows the comparison for the last five fiscal years of gross profit and selling, general and administrative expenses as a percentage of net sales. The reduced gross margin the last two fiscal years is the result of the sales mix changing to more Ford Remanufactured distribution products. The increased selling, general and administrative expenses were due to higher distribution costs incurred to meet the standards of the Ford distribution program.

                         GROSS PROFIT        SELLING, GENERAL, AND
                        AS PERCENTAGE      ADMINISTRATIVE EXPENSES AS
     FISCAL YEAR         OF NET SALES       PERCENTAGE OF NET SALES
     --------------------------------------------------------------
        1996                21.7%                    11.4%
        1997                20.8%                    10.8%
        1998                19.8%                    11.0%
        1999                15.8%                    13.7%
        2000                17.3%                    14.3%

         Earnings per share of common stock decreased $.02 due to a higher tax deferral last fiscal year and to increased selling expenses. Earnings per share of common stock decreased $.77 in fiscal 1999 also due to a lower gross margin and increased selling expenses. Earnings per share of common stock decreased $.07 in fiscal 1998 due to lower gross margin and increased selling, general and administrative expenses, including, without limitation, the increased cost of gasoline during fiscal year 2000.

         The ratio of current assets to current liabilities of 1.68 to 1 is lower than the ratio of 1.86 a year ago. However, most of the difference is attributable to the deferred purchase terms of higher inventories of Ford distribution and Motorcraft branded products, so reasonable liquidity continues to be maintained. Inventories in fiscal 2000 were higher than in fiscal 1999. Our total cash and short-term investments at fiscal year-end for the past three years were:

                                    TOTAL OF CASH AND
                FISCAL YEAR       SHORT TERM INVESTMENTS
             -------------------------------------------
                   2000                 $   336,756
                   1999                 $   424,188
                   1998                 $ 1,234,007

         It is anticipated that certain capital expenditures and acquisitions will be made to increase the current level of business and service. Expansion of distribution programs will require investment in additional inventories. Management believes that some debt will be required to finance additional inventories, future capital needs, and business acquisitions.

         The process of incorporating the changes in Ford's distribution program continues, as more products which were remanufactured are deauthorized, and as more product lines are made available for distribution. The Company is uncertain which products will be included in future remanufacturing activities, and what distribution opportunities will be available in the future.

         In connection with the complaint filed by the Environmental Protection Agency (EPA) described in Note 6 of the Notes to Consolidated Financial Statements, the Company accrued an expense of $149,725 in fiscal 1994 to account for clean up costs or additional penalty as provided in the settlement agreement with the Environmental Protection Agency (EPA). Portions of this amount were expended in each of fiscal 1994, 1995, and 1999, and 2000. The total expenditures exceeded the accrual amount.

         The Company had no bank borrowings during the fiscal year ended July 31, 2000; however, the Company borrowed approximately $5,000,000 from Firstar Bank, N.A. as more fully described below in order to finance the acquisition of Rainbo Oil Company's parts distribution operations.


                              Page 8 of 115 Pages

         The Company experienced no year 2000 ("Y2K") problems on or after January 1, 2000 and does not anticipate any future material problems related to Y2K. In fiscal year 1998, through routine upgrades, the Company made the computer software programs and equipment utilized at the Company's facilities year 2000 compliant; however, the Company did not incur significant identifiable costs as a result of the upgrade of its internal system to year 2000 compliance. The Company did not incur any other significant costs related to Y2K.

ITEM 7.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2000 AND 1999 AND CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS AND OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 2000 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Universal Mfg. Co.:

         We have audited the accompanying consolidated balance sheets of Universal Mfg. Co. and subsidiary (Company) as of July 31, 2000 and 1999 and the related consolidated statements of income and retained earnings and of cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/Deloitte & Touche, LLP
    September 8, 2000


                              Page 9 of 115 Pages

UNIVERSAL MFG. CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                   2000            1999

CURRENT ASSETS:
  Cash and cash equivalents                        $    336,756    $    424,188
  Accounts receivable                                 3,442,410       2,559,918
  Inventories                                         4,310,809       3,620,018
  Prepaid expenses                                       14,658          12,027
  Deferred income taxes                                 306,875         277,505
                                                   ------------    ------------
           Total current assets                       8,411,508       6,893,656
                                                   ------------    ------------

PROPERTY:
  Land                                                  120,499         120,499
  Buildings                                           1,746,702       1,352,776
  Machinery and equipment                             1,040,931       1,038,810
  Furniture and fixtures                                308,916         304,083
  Trucks and automobiles                                775,065         755,590
  Construction in progress                                              341,155
                                                   ------------    ------------
           Total property                             3,992,113       3,912,913
  Less accumulated depreciation                      (2,453,021)     (2,266,225)
                                                   ------------    ------------
           Property - net                             1,539,092       1,646,688
                                                   ------------    ------------

                                                   $  9,950,600    $  8,540,344
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  4,661,174    $  3,089,945
  Accrued payroll taxes                                  23,471          41,195
  Accrued compensation                                  137,058          59,443
  Accrued local taxes                                    26,684          18,625
  Income taxes payable                                   33,647         226,989
  Dividends payable                                     122,400         122,400
                                                   ------------    ------------
           Total current liabilities                  5,004,434       3,558,597
                                                   ------------    ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY              7,591           4,201
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value - authorized,
    2,000,000 shares; issued and outstanding,
    816,000 shares                                      816,000         816,000
  Additional paid-in capital                             17,862          17,862
  Retained earnings                                   4,104,713       4,143,684
                                                   ------------    ------------
           Total stockholders' equity                 4,938,575       4,977,546
                                                   ------------    ------------

                                                   $  9,950,600    $  8,540,344
                                                   ============    ============


See notes to consolidated financial statements.


                              Page 10 of 115 Pages

UNIVERSAL MFG. CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE YEARS ENDED JULY 31, 2000
--------------------------------------------------------------------------------

                                                          2000           1999           1998

NET SALES                                            $ 21,631,919   $ 19,511,446   $ 19,372,976

COST OF GOODS SOLD                                     17,879,543     16,438,008     15,532,466
                                                     ------------   ------------   ------------

GROSS PROFIT                                            3,752,376      3,073,438      3,840,510

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            3,100,893      2,666,512      2,132,669
                                                     ------------   ------------   ------------

INCOME FROM OPERATIONS                                    651,483        406,926      1,707,841

OTHER INCOME (EXPENSE):
  Interest and other income                                34,856         71,794         57,444
  Gain on sales of property                                              159,535          4,589
                                                     ------------   ------------   ------------

           Total other income (expense)                    34,856        231,329         62,033
                                                     ------------    -----------   ------------
INCOME BEFORE MINORITY INTEREST AND INCOME TAXES          686,339        638,255      1,769,874

MINORITY INTEREST                                           5,606          3,201
                                                     ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                680,733        635,054      1,769,874

INCOME TAXES                                              230,104        167,316        680,221
                                                     ------------   ------------   ------------

NET INCOME                                                450,629        467,738      1,089,653

RETAINED EARNINGS, BEGINNING OF YEAR                    4,143,684      4,206,346      3,851,093

LESS CASH DIVIDENDS - ($.60, $.65, and $.90 per
   share in 2000, 1999, and 1998, respectively)           489,600        530,400        734,400
                                                     ------------   ------------   ------------

RETAINED EARNINGS, END OF YEAR                       $  4,104,713   $  4,143,684   $  4,206,346
                                                     ============   ============   ============

BASIC AND DILUTED EARNINGS PER COMMON SHARE          $       0.55   $       0.57   $       1.34
                                                     ============   ============   ============


See notes to consolidated financial statements.


                              Page 11 of 115 Pages

UNIVERSAL MFG. CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JULY 31, 2000
--------------------------------------------------------------------------------

                                                                 2000           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $    450,629    $    467,738    $  1,089,653
  Adjustments to reconcile net income to
    net cash flows from operating activities:
    Depreciation                                               196,921         236,296         196,186
    Deferred income taxes                                      (29,370)       (253,317)         20,020
    Gain on sales of property                                                 (159,535)         (4,589)
    Minority interest in subsidiary                              3,390           3,201
    Changes in:
      Accounts receivable                                     (882,492)       (418,819)       (256,182)
      Inventories                                             (690,791)     (1,008,057)       (199,249)
      Income taxes receivable                                                   23,545            (365)
      Prepaid expenses                                          (2,631)          7,771          51,131
      Accounts payable                                       1,571,229         890,201         780,019
      Accrued payroll taxes                                    (17,724)         13,367           2,884
      Accrued compensation                                      77,615         (22,052)         (6,136)
      Accrued local taxes                                        8,059           1,055          (4,699)
      Income taxes payable                                    (193,342)        226,989            --
                                                          ------------    ------------    ------------
           Net cash flows from operating activities            491,493           8,383       1,668,673
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property                                              203,116          19,050
  Purchases of property                                        (89,325)       (451,118)       (559,905)
                                                          ------------    ------------    ------------

           Net cash flows from investing activities            (89,325)       (248,002)       (540,855)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                        (489,600)       (571,200)       (775,200)
  Proceeds from issuance of minority interest
    in subsidiary                                                                1,000
                                                          ------------    ------------    ------------

           Net cash flows from financing activities           (489,600)       (570,200)       (775,200)
                                                          ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (87,432)       (809,819)        352,618

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   424,188       1,234,007         881,389
                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $    336,756    $    424,188    $  1,234,007
                                                          ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for income taxes              $    452,854    $    170,099    $    662,445
                                                          ============    ============    ============


See notes to financial statements.



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  As discussed in Note 3, during 1999 the Company advanced $27,379 to its president which, together with $1,000 cash, were contributed to Universal Distribution LLC in exchange for a 1% ownership.


See notes to consolidated financial statements.


                              Page 12 of 115 Pages

UNIVERSAL MFG. CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED JULY 31, 2000
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS - Universal Mfg. Co. and subsidiary (Company) is engaged in the business of remanufacturing and distributing, on a wholesale basis, engines and other automotive parts for Ford Motor Company (Ford) vehicles. Remanufactured engines for non-Ford vehicles are also marketed on a limited basis. During the year ended July 31, 1999 and continuing throughout the year ended July 31, 2000, Ford deauthorized the remanufacturing of several automotive parts which were being remanufactured by the Company. On October 1, 1998, the Company signed a new sales agreement with Ford authorizing the Company to be a Ford authorized distributor. The Company purchases the majority of its new raw materials and distribution product from Ford. The principal markets for the Company's products are automotive dealers and other automotive parts distributors located throughout the United States.

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

         CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         INVENTORIES - Inventories are stated at the lower of last-in, first-out
(LIFO) cost or market.

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

         INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities.


         USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and


                              Page 13 of 115 Pages
liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         DERIVATIVE INSTRUMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, was adopted by the Company as of August 1, 2000 with no material impact on its financial position or results of operations.

         NEWLY-ISSUED STAFF ACCOUNTING BULLETIN - In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition criteria and related disclosure requirements. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal year. The Company does not believe implementation of SAB No. 101 will have a material impact on its financial position or results of operations.

2.       INVENTORIES

         The major classes of inventory are as follows as of July 31:

                                                    2000             1999
    Product cores                              $  1,791,674    $  2,286,891
    Raw materials                                   332,143         315,861
    Finished engines                                342,797         287,779
    Finished small parts                          2,409,929       1,351,866
                                               ------------    ------------
                                                  4,876,543       4,242,397
    Obsolescence reserve                           (565,734)       (622,379)
                                               ------------    ------------

                                               $  4,310,809    $  3,620,018
                                               ============    ============

If inventories were valued at the lower of first-in, first-out (FIFO) cost or market, inventories would have been $7,473,519 and $6,601,714 at July 31, 2000 and 1999, respectively.

3.       NOTE RECEIVABLE - OFFICER

During the year ended July 31, 1999, the Company exchanged a 1% interest in Universal Distribution LLC for a note receivable of $27,379 from its president plus $1,000 cash. The note is receivable in annual installments of $6,401, including interest at 5.82%, through August 1, 2004. The balance of the note as of July 31, 2000, $27,096, has been netted against minority interest in the accompanying consolidated balance sheet.


                              Page 14 of 115 Pages

4.       INCOME TAXES

         The provision for income taxes consists of the following for the years ended July 31:

                                          2000            1999            1998

    Current income taxes            $    259,474    $    420,633    $    660,201
    Deferred income taxes                (29,370)       (253,317)         20,020
                                    ------------    ------------    ------------

    Income tax provision            $    230,104    $    167,316    $    680,221
                                    ============    ============    ============


        Deferred tax assets are comprised of the following at July 31:

                                                           2000            1999

    Inventory obsolescence reserve                 $    226,294    $    248,951
    Depreciation                                        (18,288)        (24,384)
    Uniform inventory capitalization                     29,193          26,299
    Vacation pay accruals                                36,557          16,956
    Other                                                33,119           9,683
                                                   ------------    ------------

    Deferred income taxes                          $    306,875    $    277,505
                                                   ============    ============

         A reconciliation between statutory and effective tax rates is as follows for the years ended July 31:

                                             2000            1999            1998

    Income before income taxes         $    680,733    $    635,054    $  1,769,874
    Statutory rate                               34%             34%             34%
                                       ------------    ------------    ------------
    Income taxes at statutory rates         231,449         215,918         601,757
    Tax effect of:
      State taxes                            40,954          48,899         130,074
      State tax refunds - prior years       (27,059)        (50,000)
      Other                                 (15,240)        (47,501)        (51,610)
                                       ------------    ------------    ------------

    Total income taxes                 $    230,104    $    167,316    $    680,221
                                       ============    ============    ============


5.       401(k) PLAN

         The Company sponsors a 401(k) plan which covers substantially all non-union employees. Company matching contributions are at the Company's discretion. Total expenses under the plan were $17,890, $29,498, and $42,790 for the years ended July 31, 2000, 1999, and 1998, respectively.

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


                              Page 15 of 115 Pages

         On June 10, 1998, the Company received notice from the EPA authorizing submission of a proposal for treatment on additional contamination found after the initial hazardous waste was removed. The EPA approved that costs related to studies for the removal of the additional contamination could be offset against the $149,725 liability.

         As of July 31, 2000, all clean up activities have been completed and the Company is unaware of any further EPA requirements related to this matter.

7.       CREDIT ARRANGEMENTS

         The Company has a $1,000,000 line of credit with a local bank. Advances under this line of credit bear interest at an annual rate of 9%. The line of credit expires on November 1, 2000. At July 31, 2000, there were no outstanding borrowings under this facility.

8.       OPERATING LEASES

         During 1999, the Company began leasing a warehouse and certain vehicles under noncancellable operating leases. The warehouse lease provides for monthly base rent payments of $3,732, plus an allocation of lessor operating expenses, currently $1,289 per month, through November 2001. The vehicle leases provide for monthly payments ranging from $880 to $913 through April 2002. Rent expense was $112,705 and $67,968 for the years ended July 31, 2000 and 1999, respectively.

         Future minimum lease payments under noncancellable operating leases are as follows as of July 31, 2000:

     Year ending July 31:

     2001                                                           $    112,705
     2002                                                                 48,256
                                                                    ------------

                                                                    $    160,961
                                                                    ============


         Additionally, subsequent to July 31, 2000, the Company entered into a new warehouse lease which requires base rental payments of $8,750 through September 30, 2003, increasing to $10,000 per month through September 30, 2005. The Company is also required to pay an allocation of lessor operating expenses, currently $1,075 per month, throughout the term of the lease.

9.       SEGMENT INFORMATION

         Beginning with the formation of Universal Distribution LLC on June 30, 1999 (see note 1), the Company has two operating segments: manufacturing and distribution. Operating segments are determined on the basis of product and legal entity. The manufacturing segment remanufacturers various automotive parts. The distribution segment purchases and distributes finished engines and other automotive parts. Both segments sell their product primarily to Ford automobile dealers and other automotive parts distributors located throughout the United States.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). Allocations of certain administrative expenses are made between segments. Selected financial information for each segment as of and for the years ended July 31, 2000 and 1999, is presented below. Information regarding the distribution segment is from June 30, 1999 forward.


                              Page 16 of 115 Pages

                                                               2000
                                         ------------------------------------------------
                                         MANUFACTURING      DISTRIBUTION         TOTAL

Revenues                                   $2,033,346      $19,598,573        $21,631,919
Interest income                                14,005           21,773             35,778
Depreciation expense                          196,921                             196,921
Income tax expense                             40,610          189,494            230,104
Net income                                     79,529          371,100            450,629
Total assets                                2,392,369        7,558,231          9,950,600
Purchases of property                          89,325                              89,325

                                                               1999
                                         ------------------------------------------------
                                         MANUFACTURING       DISTRIBUTION          TOTAL

Revenues                                  $17,834,749       $1,676,697        $19,511,446
Interest income                                69,118            2,669             71,787
Depreciation expense                          225,694           10,602            236,296
Income tax expense                             83,814           83,502            167,316
Net income                                    234,306          233,432            467,738
Total assets                                1,120,995        7,419,349          8,540,344
Purchases of property                         451,118                             451,118


10.      SUBSEQUENT EVENT

         Effective August 31, 2000, the Company signed an agreement to form a limited liability company (Formation Agreement) with Rainbo Oil Company (Rainbo) and Paul Fahey, president and majority shareholder of Rainbo. The Formation Agreement establishes the parties interest to organize a limited liability company to be known as Rainbo Company LLC d/b/a/ Value Independent Parts (VIP). The Company is to be formed for the purpose of purchasing and operating the automobile parts distribution division of Rainbo. The Formation Agreement contains a number of conditions to closing, including the successful negotiation, execution and closing of an asset purchase agreement for the VIP division and obtaining related financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No response required.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 28, 2000, is incorporated by reference:

             "Election of Directors" - Pages 2, 3 and 4.
             "Management" - Page 5.
             "Section 16(a) Beneficial Ownership Reporting
              Compliance" - Pages 8-9 .

ITEM 10. EXECUTIVE COMPENSATION

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 28, 2000, is incorporated by reference:

             "Compensation of President and Directors" - Page 6.


                              Page 17 of 115 Pages

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 28, 2000, is incorporated by reference:

             "Ownership of Voting Securities by Directors and Nominees" - Pages
              7 and 8.
             "Principal Holders of Voting Securities" - Page 9.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held November 28, 2000, is incorporated by reference:

             "Certain Transactions" - Page 8
             "Indebtedness of Management" - Page 8.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

                           (i) Agreement to Form Limited Liability Company dated August 31, 2000 by and between Universal Mfg. Co., Universal Distribution LLC, Rainbo Oil Company and Paul Fahey. See pages 25-32.

                                    The following is a list of omitted exhibits, schedules and other attachments which the Registrant agrees to furnish supplementally to the Commission upon request:

                                             Exhibits to Agreement to Form
                                             Limited Liability Company:
                                             A        Articles of Organization
                                                      for Rainbo Company LLC
                                             B        Operating Agreement for
                                                      Rainbo Company LLC
                                             C        Promissory Note payable to
                                                      Universal Distribution LLC
                                             D        Promissory Note payable to
                                                      Rainbo Oil Company
                                             E        Asset Purchase Agreement
                                             F        Management Agreement

                                             Schedules to Agreement to Form
                                             Limited Liability Company:
                                             3.1(i)   Lease Agreements
                                             3.1(k)   Key Employees
                                             4.1      Articles and Bylaws of
                                                      Rainbo Oil Company

                           (ii) Asset Purchase Agreement, dated as of September 29, 2000 by and between Rainbo Company LLC and Rainbo Oil Company. See pages 33-50.

                                    The following is a list of omitted exhibits, schedules and other attachments which the Registrant agrees to furnish supplementally to the Commission upon request:

                                    Exhibits to Asset Purchase Agreement:

                                         1.3      Bill of Sale
                                         2.1      Assumption Agreement
                                         3.4      Tax Allocation
                                         8.3      Noncompetition Agreement
                                         9.2      Buyer's Closing Certificate
                                         9.3      Buyer's Certified Resolutions
                                         9.6(a)   Assignment and Assumption
                                                  Agreement
                                        10.2      Seller's Closing Certificate
                                        10.3      Seller's Certified Resolutions


                              Page 18 of 115 Pages

                                        Schedules to Asset Purchase Agreement:
                                        1.1      Equipment
                                        2.1      Assumed Liabilities
                                        5.4      Undisclosed Liabilities
                                        5.5      Absence of Material Changes
                                        5.7      Litigation and Claims
                                        5.9      Inventory
                                        5.10     Customers
                                        5.11     Suppliers, Dealers and
                                                 Distributors
                                        5.14     Insurance
                                        5.15     Employees
                                        5.16     Benefit Plans
                                        5.17     Material Contracts
                                        5.18     Owned Property
                                        5.19     Intellectual Property
                                        8.6      Key Employees
                                        10.8     Lease Agreements
                                        10.11(f) Assignment of Intellectual
                                                 Property

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

                           (ii) Effective October 1, 1998, the Company entered into a Ford Authorized Distributor Sales Agreement and Battery Distributor Addendum is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999, Pages 12-37.

                           (iii) Management Agreement between the Company and Rainbo Company LLC dated September 29, 2000 a copy of which is attached hereto. See pages 51-52.

                           (iv) Revolving Credit Agreement dated September 26, 2000 between the Company and Firstar Bank, N.A. a copy of which is attached hereto. See pages 53-60. The following is a list of omitted exhibits, schedules and other attachments which the Registrant agrees to furnish supplementally to the Commission upon request:

                                         Schedule 2.5   Environmental Matters
                                         Schedule 2.7   Restrictions on
                                                        Indebtedness
                                         Schedule 2.8   Restriction on Liens
                                         Schedule 2.9   Restrictions on
                                                        Indebtedness

                             Page 19 of 115 Pages

                             (v) Revolving Credit Note dated September 26, 2000 payable by the Company to Firstar Bank, N.A. a copy of which is attached hereto. See pages 61-63.

                             (vi) Revolving Credit Agreement dated September 26, 2000 between the Rainbo Company LLC and Firstar Bank, N.A. a copy of which is attached hereto. See pages 64 - 72.

                                   The following is a list of omitted exhibits, schedules and other attachments which the Registrant agrees to furnish supplementally to the Commission upon request:

                                         Schedule 2.5   Environmental Matters
                                         Schedule 2.7   Restrictions on
                                                        Indebtedness
                                         Schedule 2.8   Restriction on Liens
                                         Schedule 2.9   Restrictions on
                                                        Indebtedness

                           (vii) Revolving Credit Note dated September 26, 2000 payable by the Company to Firstar Bank, N.A. a copy of which is attached hereto. See pages 73-75.

                           (viii) Business Security Agreement dated September 26, 2000 between the Company and Firstar Bank, N.A. a copy of which is attached hereto. See pages 76-80.

                                    The following is a list of omitted exhibits, schedules and other attachments which the Registrant agrees to furnish supplementally to the Commission upon request:

                                         Schedule A     Chief Executive Office
                                                        and Collateral Locations
                                                        List
                                         Schedule 2.3   Ownership of Collateral
                                         Schedule 2.9   Environmental Matters

                           (ix) Business Security Agreement dated September 26, 2000 between the Rainbo Company LLC and Firstar Bank, N.A. a copy of which is attached hereto. See pages 81-85.

                                    The following is a list of omitted exhibits, schedules and other attachments which the Registrant agrees to furnish supplementally to the Commission upon request:

                                         Schedule A     Chief Executive Office
                                                        and Collateral Locations
                                                        List
                                         Schedule 2.3   Ownership of Collateral
                                         Schedule 2.9   Environmental Matters

                           (x) Business Security Agreement dated September 26, 2000 between Universal Distribitution LLC and Firstar Bank, N.A. a copy of which is attached hereto. See pages 86-90.

                           (xi) Continuing Guaranty (Unlimited) dated September 26, 2000 by the Company to Firstar Bank, N.A. for the obligations of Rainbo Company LLC to Firstar Bank, N.A. a copy of which is attached hereto. See pages 91-93.

                           (xii) Continuing Guaranty (Unlimited) dated September 26, 2000 by the Universal Distribution LLC to Firstar Bank, N.A. for the obligations of Rainbo Company LLC to Firstar Bank, N.A. a copy of which is attached hereto. See pages 94-96.


                              Page 20 of 115 Pages

                           (xiii) Continuing Guaranty (Unlimited) dated September 26, 2000 by Universal Distribution LLC to Firstar Bank, N.A. for the obligations of the Company to Firstar Bank, N.A. a copy of which is attached hereto. See pages 97-99.

                           (xiv) Continuing Guaranty (Unlimited) dated September 26, 2000 by Rainbo Company LLC to Firstar Bank, N.A. for the obligations of the Company to Firstar Bank, N.A. a copy of which is attached hereto. See pages 100-102.

                           (xv) Limited Guaranty dated September 29, 2000 by the Company to Rainbo Oil Company for the obligations of Rainbo Company LLC to Rainbo Oil Company a copy of which is attached hereto. See pages 103-104.

                           (xvi) Debt and Security Interest Subordination Agreement dated September 26, 2000 between Universal Distribution LLC and Firstar Bank, N.A. subordinating obligations owed by Rainbo Company LLC to Universal Distribution LLC a copy of which is attached hereto. See pages 105-108.

                  (11) Statement re: computation of per share earnings. None required.

                  (13) Annual or quarterly reports, Form 10-Q. None required.

                  (16) Letter on change in certifying accountant. None required.

                  (18) Letter on change in accounting principles. None required.

                  (21)     Subsidiaries of the registrant. See page 109.

                  (22) Published report regarding matters submitted to vote. None required.

                  (23)     Consent of experts and counsel. None required.

                  (24)     Power of attorney. None required.

                  (27)     Financial Data Schedule. See pages 110-113.

                  (99)     Additional Exhibits.

                           (i) Universal Mfg. Co. Form 8-K filed September 7, 2000 and incorporated by reference.

                           (ii) Universal Mfg. Co. Form 8-K filed October 12, 2000 and incorporated by reference.

                           (iii) Universal Mfg. Co. national press release issued October 17, 2000 describing the creation of Rainbo Company LLC and the Company's partnership with Rainbo Oil Company a copy of which is attached hereto. See pages 114-115.

         (b)      Form 8-Ks filed during the fiscal year ended July 31, 1999.

                  (1) The Company filed a current report on Form 8-K on September 7, 2000 reporting the execution of an Agreement to Form Limited Liability Company between the Company, Universal Distribution LLC, Rainbo Oil Company and Paul Fahey.

                  (2) The Company filed a current report on Form 8-K on October 12, 2000 reporting the formation of Rainbo Company LLC and the Company's partnership with Rainbo Oil Company to form the new entity and the purchase by Rainbo Company LLC of Rainbo Oil Company's auto parts distribution division.


                              Page 21 of 115 Pages

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNIVERSAL MFG. CO.



By:  /s/ Donald D. Heupel                         By: /s/ T. Warren Thompson
     ---------------------------------------          --------------------------
     Donald D. Heupel, President, Chief               T. Warren Thompson,
     Executive Officer, Chief Financial               Secretary and Director
     Officer and Director

Date:  October 27, 2000                           Date:  October 27, 2000

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By:                                                   Date:  October 27, 2000
       ------------------------------------
       Richard R. Agee/Director


By:                                                   Date:  October 27, 2000
       ------------------------------------
       Richard E. McFayden/Director


By:                                                   Date:  October 27, 2000
       ------------------------------------
       Helen Ann McHugh/Director


By:                                                   Date:  October 27, 2000
       ------------------------------------
       Daniel H. Meginnis/Director


By:                                                   Date:  October 27, 2000
       ------------------------------------
       Thomas W. Rasmussen/Director



                              Page 22 of 115 Pages

                                  EXHIBIT INDEX

                                                                                   Sequentially
                                                                                     Numbered
 Exhibit                                                                               Page
   No.           Description                      Method of Filing                   Location
 -------         -----------                      ----------------                 ------------
  (2)(i)    Agreement to Form         Filed herewith.                                  25-32
            Limited Liability
            Company dated August
            31, 2000.

 (2)(ii)    Asset Purchase            Filed herewith.                                  32-50
            Agreement dated
            September 29, 2000.

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

  3(ii)     Bylaws                    Incorporated by reference to the Company's        --
                                      Annual Report on Form 10-KSB for the
                                      fiscal year ended July 31, 1993, Pages
                                      12-24.

  10(i)     The Company's Rent        Incorporated by reference to the Company's        --
            Agreement with Dealers    Annual Report on Form 10-KSB for the
            Manufacturing Co.,        fiscal year ended July 31, 1993, Pages
            dated May 26, 1993        25-29.

  10(ii)    Ford Authorized           Incorporated by reference to the Company's        --
            Distributor Agreement     Annual Report on Form 10-KSB for the
            effective October 1,      fiscal year ended July 31, 1999, Pages ____
            1998

 10(iii)    Management Agreement      Filed herewith.                                  51-52
            dated September 29,
            2000.

  10(iv)    Revolving Credit          Filed herewith.                                  53-60
            Agreement  dated
            September 26, 2000
            (Universal Mfg. Co.)

  10(v)     Revolving Credit Note     Filed herewith.                                  61-63
            dated September 26,
            2000 (Universal Mfg.
            Co.)

  10(vi)    Revolving Credit          Filed herewith.                                  64-72
            Agreement  dated
            September 26, 2000
            (Rainbo Company LLC)

 10(vii)    Revolving Credit Note     Filed herewith.                                  73-75
            dated September 26,
            2000 (Rainbo Company
            LLC)

 10(viii)   Business Security         Filed herewith.                                  76-80
            Agreement dated
            September 26, 2000
            (Universal Mfg. Co.)

  10(ix)    Business Security         Filed herewith.                                  81-85
            Agreement dated
            September 26, 2000
            (Rainbo Company LLC)


                              Page 23 of 115 Pages

                                                                                   Sequentially
                                                                                     Numbered
 Exhibit                                                                               Page
   No.           Description                      Method of Filing                   Location
 -------         -----------                      ----------------                 ------------
  10(x)     Business Security         Filed herewith.                                  86-90
            Agreement dated
            September 26, 2000
            (Universal Distribution
            LLC)

  10(xi)    Continuing Guaranty       Filed herewith                                   91-93
            (Unlimited) for Rainbo
            Company LLC dated
            September 26, 2000.
            (Universal Mfg. Co.)

 10(xii)    Continuing Guaranty       Filed herewith                                   94-96
            (Unlimited) for Rainbo
            Company LLC dated
            September 26, 2000.
            (Universal Distribution
            LLC)

 10(xiii)   Continuing Guaranty       Filed herewith                                   97-99
            (Unlimited) for
            Universal Mfg. Co.
            dated September 26,
            2000.  (Universal
            Distribution LLC)

 10(xiv)    Continuing Guaranty       Filed herewith                                  100-102
            (Unlimited) for
            Universal Mfg. Co.
            dated September 26,
            2000. (Rainbo Company
            LLC)

  10(xv)    Limited Guaranty by the   Filed herewith.                                 103-104
            Company dated September
            29, 2000.

 10(xvi)    Debt and Security         Filed herewith.                                 105-108
            Interest Subordination
            Agreement dated
            September 26, 2000.
            (Universal Distribution
            LLC)

    21      Subsidiaries of           Filed herewith                                    109
            Registrant

    27      Financial Data Schedule   Filed herewith.                                 110-113

  99(i)     Form 8-K filed            Incorporated by reference to the Form 8-K         --
            September 7, 2000.        filed September 7, 2000.

  99(ii)    Form 8-K filed October    Incorporated by reference to the Form 8-K         --
            12, 2000.                 filed October 12, 2000.

 99(iii)    Press Release issued      Filed herewith.                                 114-115
            October 17, 2000.


                              Page 24 of 115 Pages