Form 10QSB
period 2000-10-28
UNIVERSAL MANUFACTURING CO
filed 2000-12-14
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 10-28-00                        Commission File Number 0-2865
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

                                  Yes    X         NO
                                     ---------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
              Number of shares outstanding as of  10-30-00            816,000
                                                                      -------
                                                                       Common

Transitional Small Business Disclosed Format  ( Check one ):


                                  Yes            NO     X
                                     ----------  --------

                               UNIVERSAL MFG. CO.
                                   FORM 10-QSB
                                      INDEX

                                                                                                Pages
                                                                                                -----
Part I   FINANCIAL INFORMATION

            Item 1.   Financial Statements:                                                     3
                Consolidated Balance Sheets as of  October 28, 2000
                (unaudited) and July 31, 2000

                Consolidated Statements of Income (Loss) and Retained                           4
                Earnings - Three Months ended October 28, 2000
                (unaudited) and Octobet 31, 1999 (unaudited).


                Consolidated Statements of Cash Flows - Three Months ended                      5
                October 28, 2000 (unaudited) and October 31, 1999 (unaudited).

                Notes to Consolidated Financial Statements as of and for the Three Months       6-9
                ended October 28, 2000 (unaudited)

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         10


Part II  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                           10

          Item 2.   Changes in securities                                                       10

          Item 3.   Defaults upon senior securities                                             10

          Item 4.   Submission of Matters to a vote of security holders                         10

          Item 5.   Other information                                                           11

          Item 6.   Exhibits and reports on Form 8-K                                            11

          Signatures                                                                            12

                               ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
CONSOLIDATED BALANCE SHEETS

                                                October 28,          July 31,
                                                   2000                2000
                                                (unaudited)
                                               ------------        ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    ($   264,920)       $    336,756
  Accounts receivable                             3,039,391           3,442,410
  Inventories                                     9,384,696           4,310,809
  Prepaid expenses                                   18,878              14,658
                                               ------------        ------------
  Total current assets                           12,178,045           8,104,633
                                               ------------        ------------
Deferred Income Taxes                               306,875             306,875
                                               ------------        ------------
PROPERTY - At cost
  Land                                              120,499             120,499
  Buildings                                       1,746,702           1,746,702
  Machinery and equipment                         1,275,090           1,040,931
  Furniture and fixtures                            461,028             308,916
  Trucks and automobiles                          1,121,026             775,065
  Construction-in-Progress                            5,710                   0
                                               ------------        ------------
  Total property                                  4,730,055           3,992,113
  Less accumulated depreciation                  (2,491,567)         (2,453,021)
                                               ------------        ------------
  Property - net                                  2,238,488           1,539,092
                                               ------------        ------------
TOTAL ASSETS                                   $ 14,723,408        $  9,950,600
                                               ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $  4,612,191        $  4,661,174
  Dividends payable                                       0             122,400
  Income tax payable                                 21,449              33,647
  Payroll taxes                                      48,318              23,471
  Accrued compensation                              120,955             137,058
  Accrued local taxes                                18,143              26,684
  Notes payable                                $  4,469,826
                                               ------------        ------------
  Total current liabilities                       9,290,882           5,004,434
                                               ------------        ------------
LONG TERM LIABILITIES
 Notes Payable                                 $    400,000

MINORITY INTEREST IN SUBSIDIARIES                   113,034               7,591
                                               ------------        ------------
TOTAL LIABILITIES                                 9,803,917           5,012,025

STOCKHOLDER'S EQUITY
  Common stock, $1 par value,
    authorized, 2,000,000 shares,
    issued and outstanding, 816,000 shares          816,000             816,000
  Additional paid-in capital                         17,862              17,862
  Retained earnings                               4,085,629           4,104,713
                                               ------------        ------------
  Total stockholders' equity                      4,919,491           4,938,575
                                               ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $ 14,723,408        $  9,950,600
                                               ============        ============

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS

                                                             Three Months Ended
                                                       ------------------------------
                                                       October 28,        October 31,
                                                          2000               1999
                                                       -----------        -----------
                                                       (unaudited)        (unaudited)
NET SALES                                              $ 6,750,797        $ 5,164,648

COST OF GOODS SOLD                                       5,676,984          4,148,627
                                                       -----------        -----------
GROSS PROFIT                                             1,073,813          1,016,021

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                1,142,440            756,347
                                                       -----------        -----------

INCOME/(LOSS)  FROM OPERATIONS                             (68,627)           259,674
                                                       -----------        -----------

OTHER INCOME (EXPENSE):
 Interest income                                            825.00             26,452
 Interest expense                                          (32,477)                 0
 Other income                                               69,102             31,840
                                                       -----------        -----------
  Total other income (expense)                              37,450             58,292

                                                       -----------        -----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
  INCOME TAXES                                             (31,177)           317,966

MINORITY INTEREST                                               65              1,906

                                                       -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES                          (31,242)           316,060

INCOME TAXES                                               (12,159)           124,007

                                                       -----------        -----------
NET INCOME (LOSS)                                          (19,083)           192,053

RETAINED EARNINGS, Beginning of period                   4,104,713          4,143,684

DIVIDENDS                                                        0           (122,400)
                                                       -----------        -----------
RETAINED EARNINGS, End of period                       $ 4,085,630        $ 4,213,337
                                                       ===========        ===========

PER COMMON SHARE INFORMATION:

 Earnings (loss) per common share                      ($     0.02)       $      0.24

Dividends per common share                                    0.00               0.15

                                                       ===========        ===========

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended
                                                          ------------------------------
                                                          October 28,        October 31,
                                                              2000               1999
                                                          -----------        -----------
                                                          (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         ($  19,083)        $   192,053
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
  Depreciation                                                38,437             46,886
  Gain on sale of property                                         0                  0
Changes in operating assets and liabilities:
  Accounts receivable                                      1,041,150            545,668
  Inventories                                             (1,320,599)          (508,486)
  Prepaid expenses                                             5,531                  2
  Income taxes payable                                        21,449           (132,183)
  Accounts payable                                           (82,630)          (314,775)
  Payroll taxes                                               24,847            (14,471)
  Accrued compensation                                       (16,103)            (2,799)
  Accrued local taxes                                         (8,541)            (3,485)
  Minority interest                                            5,443              1,906
                                                          -----------        -----------
Net cash flows from operating activities                    (310,099)          (189,684)
                                                          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property                                         18,559            (48,243)
Cash paid to acquire Value Independent Parts              (5,157,562)
                                                          -----------        -----------
Net cash flows from investing activities                  (5,139,003)           (48,243)
                                                          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                        (122,400)          (122,400)
Change in notes payable, net                               4,869,826
LLC membership contributions received                        100,000
                                                          -----------        -----------
Net cash flows from financing activities                   4,847,426           (122,400)
                                                          -----------        -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (601,676)          (360,327)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             336,756            424,188
                                                          -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                ($ 264,920)        $   63,861
                                                          ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                            $   36,106         $  256,189
  Interest                                                    32,477

Noncash Investing and Financing Activities:
  Cash Paid to Acquire Value Independent Parts:
     Assets acquired:
        Inventories                                       $3,753,288
        Accounts Receivable                                  638,131
        Property and equipment                               756,392
       Other                                                   9,751
                                                          ----------
Total Assets Acquired                                     $5,157,562
                                                          ==========

                             UNIVERSAL MFG. CO.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF AND FOR THE THREE MONTHS
                     ENDED OCTOBER 28, 2000 (Unaudited)

On August 31, 2000, the Company, through its subsidiary, Universal Distribution LLC, signed an agreement with Rainbo Oil Company and its president and majority shareholder (Shareholder) to form Rainbo Company LLC d/b/a Value Independent Parts (Rainbo LLC). Rainbo LLC, of which the Company and Shareholder are each 50% members, was formed for purposes of acquiring and operating the automobile parts distribution division (VIP) of Rainbo Oil Company. The Company and Shareholder each contributed $100,000 in initial membership contributions to capitalize Rainbo LLC. Additionally, the Company and Shareholder each loaned $400,000 to Rainbo LLC. These loans bear interest at 9%, payable annually, with principal due on October 1, 2005.

On September 29, 2000, Rainbo LLC executed an asset purchase agreement to acquire substantially all assets of VIP. The acquisition was accounted for under the purchase method of accounting. The purchase price was approximately $5,160,000 which was allocated among the acquired assets in the following approximate amounts:

         Inventories                                 $3,750,000
         Accounts Receivable                            640,000
         Property                                       760,000
         Other                                           10,000
                                                     ----------
         Total                                       $5,160,000
                                                     ==========

The acquisition was financed through bank borrowings totaling approximately $4,115,000, note payable to seller of approximately $45,000, and the use of $1,000,000 of cash received by Rainbo LLC from its initial membership capitalization.

Details regarding the long-term bank borrowings are as follows:

         Rainbo LLC's $2,000,000 revolving credit agreement of which $1,800,000 was borrowed to finance the acquisition. Borrowings bear interest at a variable rate equal to the bank's prime rate (9.5% at October 31, 2000) less 1%, payable monthly. The credit agreement matures on September 30, 2001.

         The Company's $3,000,000 revolving credit agreement of which approximately $2,815,000 was borrowed related to the Company's initial Rainbo LLC membership contribution/loan ($500,000) and to finance the acquisition ($2,315,000). Borrowings bear interest at a variable rate equal to the bank's prime rate (9.5% at October 31, 2000) less 1%, payable monthly. The credit agreement matures on September 30, 2001.

Maximum availability under these agreements is based on a borrowing base calculated as a percentage of eligible inventory and accounts receivable amounts. The Company and Rainbo LLC each guarantee the obligations of the other party. Substantially all inventories and accounts receivable of the Company and Rainbo LLC were pledged as collateral against outstanding borrowings. The credit agreements contain certain covenants which requires the Company to maintain certain tangible net worth and debt to net worth ratio amounts and limits capital expenditures.

The operations of VIP have been included in the Company's consolidated financial statements from the date of acquisition, September 29, 2000, forward. Pro forma information for the 3-month periods ended October 28, 2000 and October 31, 1999, had the acquisition occurred at the beginning of each respective period, are as follows:

                                                               2000           1999
                                                               ----           ----
   Net Sales                                                $8,224,448     $7,349,412
   Net Income (Loss)                                         ($114,652)       $51,507
   Basic and Diluted Earnings (Loss) per Common Share            ($.14)          $.06

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

PRESENTATION - The accompanying consolidated financial statements include the accounts of Universal Mfg. Co. and its subsidiary, Universal Distribution LLC. Universal Distribution LLC, owned 99% by Universal Mfg. Co. and 1% by the Company's president, was established on June 30, 1999 to operate the Company's distribution operations. The remanufacturing operations remained within Universal Mfg. Co. A consolidated financial statement also includes the accounts of Rainbo LLC from date of acquisition (September 29, 2000). All intercompany balances and transactions have been eliminated to consolidation.

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

Company Representation - In the opinion of the Company, the accompanying unaudited, consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 28, 2000, and the results of operations and cash flows for the three month periods ending October 28, 2000 and October 31, 1999. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first quarter were 31% higher than the first quarter a year ago. This sales increase was due to continued strong sales of remanufactured engine assemblies, increase in market share of Motorcraft branded service parts, and the inclusion of one months sales from Rainbo Company LLC dba Value Independent Parts (VIP). As is indicated in Item 1 of this report, in NOTES TO FINANCIAL STATEMENTS, the Company purchased VIP on September 30, 2000.

Earnings were lower than the first quarter a year ago due to a sales mix of lower margin products, higher sales and distribution expense, and extraordinary expenses involved in completing the VIP purchase. Since a year ago, the engine sales mix has changed from Ford Authorized Remanufactured to Ford and Motorcraft branded, plus several other remanfactured product lines were deauthorized by Ford and replaced with Motorcraft branded lines, which provide lower gross margins. Sales and distribution expenses increased due to costs incurred in launching and promoting the ReTech line of remanufactured products, and to delivery costs incurred to improve customer service. Extraordinary expenses incurred in relation to the acquisition of VIP affected per share earnings by an estimated $.08 per share.

Inventories are higher at the end of the first quarter compared to a year ago because the inventories of VIP are included. The notes payable indicate the debt incurred to fund the purchase of VIP.

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





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits                                  None
         b. Reports on form 8-K:

         The Company filed a current report on Form 8-K on September 07, 2000 reporting the execution of an agreement to form a Limited Liability Company between the Company, Universal Distribution LLC, Rainbo Oil Company and Paul Fahey.

         The Company filed a current report on Form 8-K on October 12, 2000 reporting the formation of Rainbo Company LLC and the Company's partnership with Rainbo Oil Company to form the new entity and the purchase by Rainbo Company LLC of Rainbo Oil Company's auto parts distribution division.

         The Company filed a Form 8-K/A on December 13, 2000 reporting the historic and pro forma financial information required under item 7 of the Form 8-K filed on October 12, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date_____________     _______________________________________________________
                      Donald D. Heupel, President and Chief Financial Officer