Form 10QSB
period 2001-01-27
UNIVERSAL MANUFACTURING CO
filed 2001-03-13
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 01-27-01                         Commission File Number 0-2865

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

Registrant's telephone number, including area code 515-295-3557
                                                   ------------

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

                                 Yes  X    No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    Number of shares outstanding as of 01-27-01       816,000
                                                                      -------
                                                                      Common

Transitional Small Business Disclosed Format (Check one):

                                 Yes       No  X
                                     ---      ---

                               UNIVERSAL MFG. CO.
                                   FORM 10-QSB
                                      INDEX

                                                                                               Pages
                                                                                               -----
Part I    FINANCIAL INFORMATION
          Item 1. Financial Statements:
               Consolidated Balance Sheets as of January 27, 2001
               (unaudited) and July 31, 2000                                                      3

               Consolidated Statements of Income (Loss) and Retained
               Earnings - Three Months Ended January 27, 2001
               (unaudited) and January 31, 2000 (unaudited)                                       4

               Consolidated Statements of Income (Loss) and Retained
               Earnings - Six Months Ended January 27, 2001 (unaudited)
               and January 31, 2000 (unaudited)                                                   5

               Consolidated Statements of Cash Flows - Six Months Ended
               January 27, 2001 (unaudited) and January 31, 2000 (unaudited)                      6

               Notes to Consolidated Financial Statements as of and for the Six Months
               Ended January 27, 2001 (unaudited)                                               7-9

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10

Part II   OTHER INFORMATION

          Item 1. Legal Proceedings                                                              11

          Item 2. Changes in securities                                                          11

          Item 3. Defaults upon senior securities                                                11

          Item 4. Submission of Matters to a vote of security holders                            11

          Item 5. Other information                                                              11

          Item 6. Exhibits and reports on Form 8-K                                               11

          Signatures                                                                             12

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
CONSOLIDATED BALANCE SHEETS

                                                        January 27,           July 31,
                                                           2001                2000
                                                        (unaudited)
                                                        -----------        -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $(1,221,582)       $   336,756
     Accounts receivable                                  3,921,612          3,442,410
     Inventories                                         10,265,627          4,310,809
     Prepaid expenses                                        (4,657)            14,658
                                                        -----------        -----------
     Total current assets                                12,961,000          8,104,633
                                                        -----------        -----------
Deferred Income Taxes                                       306,875            306,875
                                                        -----------        -----------
PROPERTY - At cost
     Land                                                   120,499            120,499
     Buildings                                            1,944,249          1,746,702
     Machinery and equipment                              1,090,100          1,040,931
     Furniture and fixtures                                 488,506            308,916
     Trucks and automobiles                               1,061,172            775,065
     Construction-in-progress                                16,656                  0
                                                        -----------        -----------
     Total property                                       4,721,182          3,992,113
     Less accumulated depreciation                       (2,512,958)        (2,453,021)
                                                        -----------        -----------
     Property - net                                       2,208,224          1,539,092
                                                        -----------        -----------
TOTAL ASSETS                                            $15,476,099        $ 9,950,600
                                                        ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                   $ 5,865,323        $ 4,661,174
     Dividends payable                                            0            122,400
     Income tax payable                                      13,200             33,647
     Payroll taxes                                           83,774             23,471
     Accrued compensation                                   122,218            137,058
     Accrued local taxes                                     31,813             26,684
     Notes payable                                        3,929,647
                                                        -----------        -----------
     Total current liabilities                           10,045,975          5,004,434
                                                        -----------        -----------
LONG TERM LIABILITIES
     Notes payable                                          400,000

MINORITY INTEREST IN SUBSIDIARIES                           115,101              7,591

                                                        -----------        -----------
TOTAL LIABILITIES                                        10,561,076          5,012,025

STOCKHOLDER'S EQUITY
     Common stock, $1 par value,
       authorized, 2,000,000 shares,
       issued and outstanding, 816,000 shares               816,000            816,000
     Additional paid-in capital                              17,862             17,862
     Retained earnings                                    4,081,161          4,104,713
                                                        -----------        -----------
     Total stockholders' equity                           4,915,023          4,938,575
                                                        -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $15,476,099        $ 9,950,600
                                                        ===========        ===========

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND RETAINED EARNINGS

                                                             Three Months Ended
                                                        ---------------------------
                                                        January 27,      January 31,
                                                           2001             2000
                                                       (unaudited)      (unaudited)
                                                        ----------       ----------
NET SALES                                               $8,677,724       $4,954,765

COST OF GOODS SOLD                                       7,040,565        4,152,827
                                                        ----------       ----------
GROSS PROFIT                                             1,637,159          801,938

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                 1,605,138          739,177
                                                        ----------       ----------

INCOME/(LOSS) FROM OPERATIONS                               32,021           62,761
                                                        ----------       ----------

OTHER INCOME (EXPENSE):
     Interest Income                                        77,948           26,479
     Interest Expense                                     (107,689)               0
     Other Income                                          (10,640)          18,027
                                                        ----------       ----------
     Total Other Income (Expense)                          (40,381)          44,506

                                                        ----------       ----------
INCOME/(LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES     (8,360)         107,267

MINORITY INTEREST                                           (2,067)             901

                                                        ----------       ----------
INCOME/(LOSS) BEFORE INCOME TAXES                          (10,427)         106,366

INCOME TAXES                                                (5,958)          41,888

                                                        ----------       ----------
NET INCOME (LOSS)                                           (4,469)          64,478

RETAINED EARNINGS, Beginning of period                   4,085,630        4,213,337

DIVIDENDS                                                        0         (122,400)
                                                        ----------       ----------
RETAINED EARNINGS, End of period                        $4,081,161       $4,155,415
                                                        ==========       ==========

PER COMMON SHARE INFORMATION:

 Earnings/(loss) per common share                       $    (0.01)      $     0.08

Dividends per common share                                    0.00             0.15
                                                        ==========       ==========

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS

                                                                         Six Months Ended
                                                                  -----------------------------
                                                                  January 27,       January 31,
                                                                     2001              2000
                                                                  (unaudited)       (unaudited)
                                                                  -----------       -----------
NET SALES                                                         $15,428,521       $10,119,413

COST OF GOODS SOLD                                                 12,717,548         8,301,454
                                                                  -----------       -----------
GROSS PROFIT                                                        2,710,973         1,817,959

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                            2,688,326         1,470,447
                                                                  -----------       -----------

INCOME/(LOSS) FROM OPERATIONS                                          22,647           347,512
                                                                  -----------       -----------

OTHER INCOME (EXPENSE):
     Interest Income                                                   23,228            52,932
     Interest Expense                                                (143,769)                0
     Other Income                                                      58,356            24,789
                                                                  -----------       -----------
     Total other income (expense)                                     (62,185)           77,721

                                                                  -----------       -----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES               (39,538)          425,233

MINORITY INTEREST                                                      (2,132)            2,807

                                                                  -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                                     (41,670)          422,426

INCOME TAXES                                                          (18,118)          165,895

                                                                  -----------       -----------
NET INCOME (LOSS)                                                     (23,552)          256,531

RETAINED EARNINGS, Beginning of period                              4,104,713         4,143,684

DIVIDENDS                                                                   0          (244,800)
                                                                  -----------       -----------
RETAINED EARNINGS, End of period                                  $ 4,081,161       $ 4,155,415
                                                                  ===========       ===========

PER COMMON SHARE INFORMATION:

 Earnings (Loss) per common share                                 $     (0.03)      $      0.31

Dividends per common share                                               0.00              0.30
                                                                  ===========       ===========

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                             -----------------------------
                                                             January 27,       January 31,
                                                                2001               2000
                                                             (unaudited)       (unaudited)
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $   (23,552)      $   256,531
Adjustments to reconcile net income (loss) to
  net cash from operating activities:
     Depreciation                                                 97,630            95,378
     Minority interest                                             7,510               764
Changes in operating assets and liabilities:
     Accounts receivable                                         158,929           615,210
     Inventories                                              (2,201,530)       (1,299,738)
     Prepaid expenses                                             19,315            (1,083)
     Income taxes payable                                        (20,447)         (207,500)
     Accounts payable                                          1,204,149           582,016
     Payroll taxes                                                60,303           (11,990)
     Accrued compensation                                        (14,840)          (21,749)
     Accrued local taxes                                           5,129             6,715
                                                             -----------       -----------
Net cash flows from operating activities                        (707,404)           14,554
                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property                                               (619)          (73,501)
Cash paid to acquire Value Independent Parts                  (5,157,562)

                                                             -----------       -----------
Net cash flows from investing activities                      (5,158,181)          (73,501)

                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                            (122,400)         (367,200)
Change in notes payable, net                                   4,329,647
LLC membership contributions received                            100,000

                                                             -----------       -----------
Net cash flows from financing activities                       4,307,247          (367,200)

                                                             -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (1,558,338)         (426,147)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 336,756           424,188
                                                             -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $(1,221,582)      $    (1,959)
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                               $     2,290       $   235,978
  Interest                                                       143,769

Noncash Investing and Financing Activities:
  Cash Paid to Acquire Value Independent Parts:
     Assets acquired:
        Inventories                                          $ 3,753,288
        Accounts Receivable                                      638,131
        Property and equipment                                   756,392
        Other                                                      9,751
                                                             -----------
Total Assets Acquired                                        $ 5,157,562
                                                             ===========

UNIVERSAL MFG.CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD
ENDED JANUARY 27, 2001 (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Company is engaged in the business of remanufacturing and distribution, on a wholesale basis, of engines and other automobile parts for Ford, Lincoln, and Mercury automobiles and trucks. On October 1, 1998, the Company signed a new sales agreement with Ford Motor Company authorizing the Company to be a Ford authorized distributor. Remanufactured engines for non-Ford vehicles are also marketed on a limited basis. The principal markets for the Company's products are automotive dealers and jobber supply houses.

PRESENTATION - The accompanying consolidated financial statements include the accounts of Universal Mfg. Co., its subsidiary, Universal Distribution LLC, and its subsidiary, Rainbo Company LLC dba Value Independent Parts. Universal Distribution LLC, owned 99% by Universal Mfg. CO. and 1% by the Company's President, was established on June 30, 1999 to operate the Company's distribution operations. The remanufacturing operations remain within Universal Mfg. Co. The consolidated financial statements also include the accounts of Rainbo Company LLC from the date of acquisition (September 29,2000). All intercompany balances and transactions have been eliminated in consolidation.

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

COMPANY REPRESENTATION - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 27,2001, and the results of operations and cash flows for the three month periods, and the six months periods ending January 27,2001 and January 31,2000. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 2000.

ACQUISITION

On August 31, 2000, the Company signed an agreement with Rainbo Oil Company and its president and majority shareholder (Shareholder) to form Rainbo Company LLC d/b/a Value Independent Parts (Rainbo LLC). Rainbo LLC, of which the Company and Shareholder are each 50% members, was formed for purposes of acquiring and operating the automobile parts distribution division (VIP) of Rainbo Oil Company. The Company and Shareholder each contributed $100,000 in initial membership contributions to capitalize Rainbo LLC. Additionally, the Company and Shareholder each loaned $400,000 to Rainbo LLC. These loans bear interest at 9%, payable annually, with principal due on October 1, 2005.

On September 29, 2000, the Company, through Rainbo LLC, executed an asset purchase agreement to acquire substantially all assets of VIP. The acquisition was accounted for under the purchase method of accounting. The purchase price was approximately $5,160,000 which was allocated among the acquired assets in the following approximate amounts:

     Inventories                    $3,750,000
     Accounts Receivable               640,000
     Property                          760,000
     Other                              10,000
                                    ----------
     Total                          $5,160,000
                                    ==========

The acquisition was financed through long-term bank borrowings totaling approximately $4,115,000, payable to seller of approximately $45,000 and the use of $1,000,000 of cash received by Rainbo LLC from its initial membership capitalization.

Details regarding the long-term bank borrowings are as follows:

     Rainbo LLC's $2,000,000 revolving credit agreement of which $1,800,000 was borrowed to finance the acquisition. Borrowings bear interest at a variable rate equal to the bank's prime rate (9.5% at October 31, 2000) less 1%, payable monthly. The credit agreement matures on September 30, 2001.

     The Company's $3,000,000 revolving credit agreement of which approximately $2,815,000 was borrowed related to the Company's initial Rainbo LLC membership contribution/loan $(500,000) and to finance the acquisition $(2,315,000). Borrowings bear interest at a variable rate equal to the bank's prime rate (9.5% at October 31, 2000) less 1%, payable monthly. The credit agreement matures on September 30, 2001.

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

The operations of VIP have been included in the Company's consolidated financial statements from the date of acquisition, September 29, 2000, forward. Pro forma information for the 6 month periods ended January 27, 2001 and January 31, 2000, had the acquisition occurred at the beginning of each respective period, are as follows:

                                                                      2001              2000
                                                                      ----              ----
     Net Sales                                                    $16,902,172       $15,132,474
     Net Loss                                                     $  (119,121)      $  (340,389)
     Basic and Diluted Loss per Common Share                      $      (.15)      $      (.42)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the second quarter were 75% higher than second quarter a year ago. Sales by Rainbo Company LLC dba Value Independent Parts (VIP) were $2,100,000. VIP sales were not included a year ago, as the acquisition was completed September 30, 2000.

Sales by Universal Mfg. Co., not including VIP, increased 33%, from $4,954,765 to $6,592,802. This strong second quarter sales resulted in a sales increase for the first six months of the fiscal year of almost 26%. Sales increases were led by strong sales of engine assemblies, Motorcraft branded products, and transfer cases, plus the continued cold winter experienced by most of the trade area of both Universal Mfg. Co. and VIP benefited sales of many product lines, specifically Motorcraft and ACDelco batteries and related products.

Earnings for the second quarter were lower than a year ago due to a loss by VIP, costs associated with transition from Ford Authorized Remanufactured Engine assemblies to Ford and Motorcraft branded products, and the continued change in sales mix from Ford Authorized Remanufactured Products to Motorcraft branded products which provide lower margins.

The loss experienced by VIP during the second quarter was the result of high costs of warehousing and distribution, and of unusual administrative expenses associated with the VIP purchase. Cost reduction steps taken include distribution payroll reduction and closing of the Burlington, Iowa, branch. Prices were adjusted to more closely align them with costs. Other steps will be taken in the near future to reduce costs and to take advantage of distribution synergies between Universal Distribution LLC and VIP.

Efforts continue to expand the product offerings at the Universal Distribution LLC warehouse locations to include ACDelco and other parts. Shelf construction has been completed in Omaha and in Des Moines, plus an initial inventory has been placed at these locations. The addition of these product lines should increase sales volume and improve margins of Universal Distribution LLC.

Inventories are higher at the end of the second quarter compared to last fiscal year end because the inventories of VIP are included. The notes payable indicate the debt incurred to fund the purchase of VIP.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS                          NONE

ITEM 2. CHANGES IN SECURITIES                     NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES           NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On November 28, 2000, at the Annual Meeting of Shareholders, the following nominees for election as Directors received the number of votes set forth after the respective names:

                                      For         Withheld
                                    -------       --------
          Donald D. Heupel          740,389        6,370
          Daniel H. Meginnis        733,864       12,895
          T. Warren Thompson        740,589        6,170

ITEM 5. OTHER INFORMATION

FORWARD LOOKING STATEMENTS

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

Date
     --------------      -------------------------------------------------------
                         Donald D. Heupel, President and Chief Financial Officer