Form 10QSB
period 2001-04-28
UNIVERSAL MANUFACTURING CO
filed 2001-06-13
CIK 102049

                                 FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 04-28-01                    Commission File Number 0-2865

                               UNIVERSAL MFG. CO.
                               ------------------
             (Exact name of Registrant as specified in its charter)


                    NEBRASKA                            42-0733240
                    --------                            ----------

         (State or other jurisdiction of               (IRS Employer
          incorporation or organization)             Identification No.)


              405 Diagonal Street, P.O. Box 190, Algona, Iowa 50511
                    ( Address of principal executive office)

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

                               Yes /X/ No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Number of shares outstanding as of 04-28-01         816,000
                                                          -------
                                                           Common


Transitional Small Business Disclosed Format ( Check one):

                              Yes / /  No /X/

                               UNIVERSAL MFG. CO.
                                   FORM 10-QSB
                                      INDEX

                                                                                                PAGES
Part I   FINANCIAL INFORMATION                                                                  -----

         Item 1. Financial Statements:                                                            3
             Consolidated Balance Sheets as of  April 28, 2001
             (unaudited) and July 31, 2000

             Consolidated Statements of Income (Loss) and Retained                                4
             Earnings - Three Months Ended April 28, 2001
             (unaudited) and April 30, 2000 (unaudited)

             Consolidated Statements of Income (Loss) and Retained
             Earnings - Nine Months Ended April 28, 2001 (unaudited)
             and April 30, 2000 (unaudited)                                                       5

             Consolidated Statements of Cash Flows - Nine Months Ended                            6
             April 28, 2001 (unaudited) and April 30, 2000 (unaudited)

             Notes to Consolidated Financial Statements as of and for the Nine Months           7-9
             Ended April 28, 2001 (unaudited)

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                             10



Part II   OTHER INFORMATION

         Item 1. Legal Proceedings                                                               11

         Item 2. Changes in securities                                                           11

         Item 3. Defaults upon senior securities                                                 11

         Item 4. Other information                                                               11

         Item 5. Exhibits and reports on Form 8-K                                                11


         Signatures                                                                              12

                        ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO.
CONSOLIDATED BALANCE SHEETS

                                                        April 28,                   July 31,
                                                          2001                        2000
                                                       (unaudited)
                                                      -------------                ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $167,884                   $336,756
  Accounts receivable                                    3,676,701                  3,442,410
  Inventories                                            9,944,710                  4,310,809
  Prepaid expenses                                          34,578                     14,658
  Deferred Income Taxes                                    306,875                    306,875
                                                      ------------               ------------
  Total current assets                                  14,130,748                  8,411,508


PROPERTY:
  Land                                                     120,499                    120,499
  Buildings                                              1,950,541                  1,746,702
  Machinery and equipment                                1,108,805                  1,040,931
  Furniture and fixtures                                   495,279                    308,916
  Trucks and automobiles                                 1,063,752                    775,065
  Construction-in-Progress                                  62,005                          0
                                                      ------------               ------------
  Total property                                         4,800,881                  3,992,113
  Less accumulated depreciation                         (2,590,898)                (2,453,021)
                                                      ------------               ------------
  Property - net                                         2,209,983                  1,539,092
                                                      ------------               ------------
  Total Assets                                         $16,340,731                 $9,950,600
                                                      ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $5,022,277                 $4,661,174
  Dividends payable                                              0                    122,400
  Income taxes payable                                      23,803                     33,647
  Payroll taxes                                             64,890                     23,471
  Accrued compensation                                     193,048                    137,058
  Accrued local taxes                                       30,248                     26,684
                                                      ------------               ------------
  Total current liabilities                              5,334,266                  5,004,434


LONG TERM LIABILITIES:
 Notes Payable                                           5,961,705
                                                      ------------               ------------
    Total Liabilities                                   11,295,971                  5,004,434
                                                      ------------               ------------
MINORITY INTEREST IN SUBSIDIARY                            116,458                      7,591
                                                      ------------               ------------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
    authorized,  2,000,000 shares;
    issued and outstanding,  816,000 shares                816,000                    816,000
  Additional paid-in capital                                17,862                     17,862
  Retained earnings                                      4,094,440                  4,104,713
                                                      ------------               ------------
  Total stockholders' equity                             4,928,302                  4,938,575
                                                      ------------               ------------
  Total Liabilities and Stockholders' Equity           $16,340,731                 $9,950,600
                                                      ============               ============

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF INCOME  AND RETAINED EARNINGS


                                                                                           Three Months Ended
                                                                   -------------------------------------------------------------
                                                                        April 28,                                 April 30,
                                                                          2001                                       2000
                                                                      (unaudited)                                (unaudited)
                                                                   ------------------                       --------------------
NET SALES                                                                 $8,172,677                                $5,444,565

COST OF GOODS SOLD                                                         6,492,250                                 4,707,582
                                                                   -----------------                        ------------------
GROSS PROFIT                                                               1,680,427                                   736,983

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                  1,543,746                                   727,592
                                                                   -----------------                        ------------------

INCOME FROM OPERATIONS                                                       136,681                                     9,391
                                                                   -----------------                        ------------------

OTHER INCOME (EXPENSE):
  Interest Income                                                                  0                                    21,276
  Interest Expense                                                          (102,054)                                        0
  Other                                                                       (4,810)                                    3,274
                                                                   -----------------                        ------------------
  Total Other Income (Expense)                                              (106,864)                                   24,550

                                                                   -----------------                        ------------------
INCOME BEFORE MINORITY INTEREST AND INCOME TAXES                              29,817                                    33,941

MINORITY INTEREST                                                              2,210                                       241

                                                                   -----------------                        ------------------
INCOME BEFORE INCOME TAXES                                                    27,607                                    33,700

INCOME TAX EXPENSE                                                            14,326                                    13,236

                                                                   -----------------                        ------------------
NET INCOME                                                                    13,281                                    20,464

RETAINED EARNINGS, Beginning of period                                     4,081,159                                 4,155,415

DIVIDENDS                                                                          0                                  (122,400)
                                                                   -----------------                        ------------------
RETAINED EARNINGS, End of period                                          $4,094,440                                $4,053,479
                                                                   =================                        ==================

PER COMMON SHARE INFORMATION:

Earnings per common share                                                      $0.02                                     $0.03

                                                                   =================                        ==================
Dividends per common share                                                     $0.00                                     $0.15

                                                                   =================                        ==================

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)  AND RETAINED EARNINGS


                                                                                           Nine Months Ended
                                                                   -------------------------------------------------------------
                                                                        April 28,                                 April 30,
                                                                          2001                                       2000
                                                                       (unaudited)                               (unaudited)
                                                                   ------------------                       --------------------
NET SALES                                                               $23,601,198                                $15,563,977

COST OF GOODS SOLD                                                       19,209,798                                 13,009,036
                                                                   ----------------                         ------------------
GROSS PROFIT                                                              4,391,400                                  2,554,941

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                 4,232,072                                  2,191,038
                                                                   ----------------                         ------------------

INCOME FROM OPERATIONS                                                      159,328                                    363,903
                                                                   ----------------                         ------------------

OTHER INCOME (EXPENSE)::
  Interest Income                                                            23,226                                     74,209
  Interest Expense                                                         (245,823)                                         0
  Other Income                                                               53,546                                     21,062
                                                                   ----------------                         ------------------
  Total Other Income (Expense)                                             (169,051)                                    95,271

                                                                   ----------------                         ------------------
INCOME/(LOSS)  BEFORE MINORITY INTEREST AND INCOME TAX                       (9,723)                                   459,174

MINORITY INTEREST                                                            (4,342)                                     3,048

                                                                   ----------------                         ------------------
INCOME/(LOSS) BEFORE INCOME TAX                                             (14,065)                                   456,126

INCOME TAX EXPENSE/(BENEFIT)                                                 (3,792)                                   179,131

                                                                   ----------------                         ------------------
NET INCOME (LOSS)                                                           (10,273)                                   276,995

RETAINED EARNINGS, Beginning of period                                    4,104,713                                  4,143,684

DIVIDENDS                                                                         0                                   (367,200)
                                                                   ----------------                         ------------------
RETAINED EARNINGS, End of period                                         $4,094,440                                $ 4,053,479
                                                                   ================                         ==================

PER COMMON SHARE INFORMATION:

 Earnings (loss) per common share                                            ($0.01)                               $      0.34

                                                                   ================                         ==================
Dividends per common share                                               $     0.00                                $      0.45

                                                                   ================                         ==================

UNIVERSAL MFG. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                   -------------------------------------------------------------
                                                                        April 28,                                 April 30,
                                                                          2001                                      2000
                                                                      (unaudited)                               (unaudited)
                                                                   ------------------                       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         ($10,273)                                 $276,995
Adjustments to reconcile net income (loss)  to
 net cash from operating activities:
  Depreciation                                                             175,850                                   144,568
  Minority interest                                                          8,867                                       645
Changes in operating assets and liabilities:
  Accounts receivable                                                      403,840                                   707,081
  Inventories                                                           (1,880,613)                               (1,102,998)
  Prepaid expenses                                                         (19,920)                                   19,742
  Income taxes payable                                                      (9,844)                                 (254,995)
  Accounts payable                                                         361,103                                   525,643
  Payroll taxes                                                             41,419                                   (29,276)
  Accrued compensation                                                      55,990                                    (8,945)
  Accrued local taxes                                                        3,564                                     4,388
                                                                   ---------------                          ----------------
Net cash flows from operating activities                                  (870,017)                                  282,848
                                                                   ---------------                          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property                                                      (80,598)                                  (73,501)
Cash paid to acquire Value Independent Parts                            (5,157,562)
                                                                   ---------------                          ----------------
Net cash flows from investing activities                                (5,238,160)                                  (73,501)
                                                                   ---------------                          ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                                      (122,400)                                 (367,200)
Change in notes payable, net                                             5,961,705
LLC membership contributions received                                      100,000
                                                                   ---------------                          ----------------
Net cash flows from financing activities                                 5,939,305                                  (367,200)
                                                                   ---------------                          ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (168,872)                                 (157,853)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           336,756                                   424,188
                                                                   ---------------                          ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $167,884                                  $266,335
                                                                   ===============                          ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Income taxes                                                              $3,761                                  $434,124
                                                                   ===============                          ================
  Interest                                                                $245,823
                                                                   ===============                          ================

Noncash Investing and Financing Activities:
  Cash Paid to Acquire Value Independent Parts:
     Assets acquired:
        Inventories                                                    $ 3,753,288
        Accounts Receivable                                                638,131
        Property and equipment                                             756,392
        Other                                                                9,751
                                                                   ---------------
Total Assets Acquired                                                  $ 5,157,562

                                                                   ===============

UNIVERSAL MFG.CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIOD
ENDED April 28, 2001 (unaudited)

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

INVENTORIES - Inventories are stated at the lower of cost (last -in first-out method) or market.

DEPRECIATION, MAINTENANCE, AND REPAIRS - Property is depreciated generally as follows:


ASSETS                     DEPRECIATION METHOD                                LIVES
------                     -------------------                                -----
Buildings                  Straight-line and declining balance            10 - 39 years
Mach & Equip               Declining balance                               7 - 10 years
Furniture & Fix.           Declining balance                               5 - 7 years
Trucks & Auto's            Declining balance                               3 - 5 years

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

COMPANY REPRESENTATION - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 28,2001, and the results of operations and cash flows for the three and the nine month periods ending April 28,2001 and April 30,2000. The results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended July 31, 2000.

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

Details regarding the long-term bank borrowings are as follows:

     Rainbo LLC's $2,000,000 revolving credit agreement of which $1,800,000 was borrowed to finance the acquisition. Borrowings bear interest at a variable rate equal to the bank's prime rate (7.5% at April 28, 2001) less 1%, payable monthly. The credit agreement matures on September 30, 2001.

     The Company's $3,000,000 revolving credit agreement of which approximately $2,815,000 was borrowed related to the Company's initial Rainbo LLC membership contribution/loan ($500,000) and to finance the acquisition ($2,315,000). Borrowings bear interest at a variable rate equal to the bank's prime rate (7.5% at April 28, 2001) less 1%, payable monthly. The credit agreement matures on September 30, 2001.

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

The operations of VIP have been included in the Company's consolidated financial statements from the date of acquisition, September 29, 2000, forward. Pro forma information for the 9 month periods ended April 28, 2001 and April 30, 2000, had the acquisition occurred at the beginning of each respective period, are as follows:

                                                       2001            2000
                                                       ----            ----
     Net Sales                                      $25,074,853     $21,858,075
     Net Loss                                         ($105,905)      ($129,346)
     Basic and Diluted Loss per Common Share              ($.13)          ($.16)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the third quarter were 50% higher than third quarter a year ago. Sales by Value Independent Parts (VIP) were $2,000,000. VIP sales were not included a year ago, as the acquisition was completed September 29, 2000.

Sales by Universal Mfg. Co., not including VIP, increased 22%, from $5,444,564 to $6,634,889. These third quarter sales resulted in a sales increase for the first nine months of the fiscal year of over 24%. Sales increases were led by strong sales of engine assemblies, transmission assemblies, Motorcraft branded products, and transfer cases. The late winter - early spring period is normally a period of moderated sales strength in the automotive aftermarket, and this contributed to slightly reduced sales by VIP, and slowed sales growth by Universal Distribution LLC.

Earnings for the third quarter were lower than a year ago due to losses by VIP. These losses were the result of costs of warehousing and distribution, along with the slight seasonal reduction in sales levels. Steps are continuing to reduce distribution costs, and to gain synergies between Universal Distribution LLC and VIP. Several delivery route changes were made in May and June in Dubuque, Iowa; Rockford, Illinois; and LaCrosse, Wisconsin, which will reduce delivery costs. Pricing adjustments have been made to compensate for higher fuel costs, and delivery charges instituted for less profitable deliveries. It is anticipated that with these changes and the expected higher sales volume normally experienced during the hot weather months that VIP will become profitable in the near future.

ACDelco and other product lines have been placed in the Omaha and Des Moines locations, and distribution has begun in those areas. As sales volume develops, necessary personnel and delivery equipment will be added to provide customer service capability needed to develop and maintain this market.

Several promotional activities are being initiated both by VIP and by Universal Distribution LLC in cooperation with ACDelco. This includes direct mailers, open houses, and trip promotions.

Inventories are higher at the end of the third quarter compared to last fiscal year end because the inventories of VIP are included. The notes payable indicate the debt incurred to fund the purchase of VIP.


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



Date   June 13, 2001          /s/ Donald D. Heupel
     ----------------    -------------------------------------------------------
                         Donald D. Heupel, President and Chief Financial Officer