Form 10KSB
period 2000-07-31
UNIVERSAL MANUFACTURING CO
filed 2001-10-29
CIK 102049

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

For the fiscal year ended July 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from __________________ to ____________________

Commission file number 0-2865

                               UNIVERSAL MFG. CO.
                               ------------------
                 (Name of small business issuer in its charter)

                Nebraska                                      42-0733240
------------------------------------------             -------------------------
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                    Identification No.)

405 Diagonal Street, Algona, Iowa                                50511
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                                                      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $32,388,075

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

       Common Stock ($1.00 par value): $1,208,298.20 for October 22, 2001.


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common Stock ($1.00 par value) - 816,000 shares as of October 22, 2001.

                       This document consists of 34 pages.

                          See Page 27 for Exhibit Index

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of shareholders to be held December 4, 2001, are incorporated by reference in Part III.

      Transitional Small Business Disclosure Format (check one): Yes __; No X
                                                                            -

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) Business Development. The Company is a Nebraska corporation which
         --------------------
became incorporated on December 12, 1945. During the fiscal year ended July 31, 1993, the Company phased out remanufacturing of engines and increased its remanufacturing and sale of component automotive parts to other Ford Authorized Remanufacturers. The Company continues to market and distribute remanufactured engines. The Company's current source for such remanufactured engines is Ford Motor Company. Previously, the Company's source for such engines was other Ford Authorized Remanufacturers. The Company also distributes Ford branded parts and products to Ford dealers, including, without limitation, remanufactured diesel parts, transmissions and Ford branded car care products.

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

     The Company and Rainbo Oil Company of Dubuque, Iowa formed Rainbo Company LLC, a Nebraska limited liability company on September 21, 2000. Universal Distribution LLC, a 99% owned subsidiary of the Company, owns a fifty percent (50%) membership interest in Rainbo Company LLC and Rainbo Oil Company owns the remaining fifty percent (50%) membership interest. The Company is the manager of Rainbo Company LLC and has entered into a management agreement pursuant to which Rainbo Company LLC compensates the Company for its management services.

     Universal Distribution and Rainbo Oil Company each made initial $100,000 capital contributions to Rainbo Company LLC. Universal Distribution LLC and Rainbo Oil Company also each loaned Rainbo Company LLC $400,000 pursuant to Promissory Notes dated September 29, 2000. Each Promissory Note is due and payable in full on October 1, 2005. The principal balance of each Promissory Note accrues interest until maturity at an annual rate of 9% and Rainbo Company LLC must pay each lender annual interest payments commencing October 1, 2001.

     On September 29, 2000, Rainbo Oil Company sold its parts distribution operations to Rainbo Company LLC d/b/a Value Independent Parts ("VIP"). The acquisition of VIP has added additional markets and product lines to the Company's distribution operations including, without limitation AC Delco, a division of General Motors, and Motorcraft lines. The purchase price for VIP was approximately $5,115,000. The amount and form of consideration paid were determined through arm's length negotiations.

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

     The collateralized obligations of the Company and Rainbo Company LLC to Firstar under the respective Revolving Credit Agreements were evidenced by promissory notes payable to Firstar. The principal balance of each promissory note accrues interest until maturity at a variable rate equal to the prime rate announced by Firstar less 1%. Each promissory note was originally due and payable in full on September 30, 2001; however, in September 2001, the Company and Firstar agreed to extend each note for two months. Each promissory note is now due and payable in full on November 30, 2001 unless extended by Firstar. In connection with the extension of the promissory notes, Firstar amended the interest rate so that each promissory note now accrues interest until maturity at a variable rate equal to the prime rate announced by Firstar. Firstar also increased the maximum loan amount available to the Company from $3,000,000 to $4,000,000. Each party guaranteed the obligations of the other party to Firstar and Universal Distribution LLC guaranteed the obligations of both Rainbo Company LLC and the Company to Firstar.

     In order to accommodate the increased inventories necessary to comply with the requirements of Ford, the Company sold the warehouse it owned in Des Moines, Iowa in April 1999. The sale of the Des Moines warehouse resulted in a significant gain for the Company totaling $177,507. The Company now leases a larger warehouse in Des Moines. The operating lease provides for monthly base rent payments of $3,732, plus an allocation of lessor operating expenses, currently $1,289 per month, through November 2001. As a result of the Ford requirements, the Company also expanded its warehouse in Peoria, Illinois to include an additional 9,000 square feet. The cost of this expansion was approximately $360,000. Effective as of October 1, 2000, the Company also leases a new building in Omaha, Nebraska. The operating lease provides for monthly base rent payments of $8,750.00, plus an allocation of lessor operating expenses, currently $1,075. The new Omaha warehouse is approximately 30,000 square feet and the term of the lease is five (5) years.

     (b) Business of Issuer. The Company is engaged in the business of selling
         ------------------
on a wholesale basis remanufactured automotive parts for Ford, Lincoln and Mercury automobiles and trucks. It is a franchised remanufacturer for Ford Motor Company. Used automotive parts are the basic raw materials. The principal markets for the Company's products are automotive dealers, parts jobber supply houses and other Ford Authorized Distributors. The Company has refocused its distribution efforts from parts jobber supply houses to independent warehouse distributors and warehouses. In addition to its remanufacturing activities, the Company also sells, under a warehouse distributorship agreement with Ford Motor Company, clutches, pressure plates, torque converters, transmissions, engine assemblies, remanufactured diesel parts, power steering pumps, steering gears, starters, alternators, ABS modules and Ford branded car care products.

     The Company purchases approximately 55% of its new (i.e., non-used) raw materials and all of its car care products from Ford Motor Company. Used parts to be remanufactured are obtained in exchange with dealers, parts jobber supply houses and other Ford Authorized Distributors, or are purchased from salvage dealers and other used parts suppliers. Approximately 75% of such used raw materials are obtained by such exchange with the remaining 25% being purchased. The Company purchases approximately 100% of its completed engine assemblies from Ford Motor Company who purchases such engine assemblies from various suppliers throughout the country.

     As an authorized distributor of remanufactured products, the Company's competitive position is strongly related to that of Ford Motor Company. As of April 1, 1995, the Company entered into an Authorized Remanufactured Product Distributor Agreement with Ford Motor Company. A copy of such agreement is attached as Exhibit 10(ii) to the Form 10-KSB for the fiscal year ended July 31, 1995. Among other things, the agreement provides that a Ford dealer may purchase products from any Ford authorized remanufacturer and the agreement changed the designation of the Company's status with respect to Ford Motor Company from remanufacturer to distributor, with remanufacturing activities to be governed by a specific annexed agreement (a copy of which is attached as part of Exhibit 10(ii) to the Form 10-KSB for the fiscal year ended July 31, 1995). The Company's agreement with Ford Motor Company requires it to observe specifications for remanufacturing which are provided by the engineering department of Ford Motor Company. Under the arrangement Ford Motor Company is permitted to inspect, for quality control purposes, the plant and products of the Company. The Company attempts to maintain a rigid program of quality control to assure conformance with the specifications of Ford Motor Company. The Company's agreement with Ford Motor Company to operate as an authorized distributor of remanufactured products may be cancelled by either party upon thirty days' notice by the Company or upon five days' notice by Ford Motor Company upon the occurrence of certain events described in the agreement.

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

     At the present time, distribution activity represents approximately 95% of the Company's total sales. Because of Ford Motor Company's deauthorization actions, present and anticipated, the Company's distribution activities are expected to constitute a higher percentage of overall sales.

     The Ford Customer Service Division of the Ford Motor Company has advised the Company of significant changes that will impact the existing sales agreement with Ford Motor Company. The Company's existing sales agreement with Ford Motor Company authorizes the distribution of Ford branded replacement engine assemblies, transmission assemblies, and other components to Ford and Lincoln-Mercury dealerships. In addition, the current sales agreement authorizes the distribution of Motorcraft branded replacement parts to Ford and Lincoln Mercury dealerships and to independent installers. The pending change will require separate sales agreements for the distribution of Ford branded assemblies and Motorcraft replacements parts, and Ford Motor Company will no longer authorize the distribution of both product lines from a single source. As a result, the Company must decide whether to distribute Ford branded assemblies or Motorcraft replacements parts and then enter into a new sales agreement.

     The decision Ford Motor Company is requiring the Company to make will result in the reduction of sales volume because the Company will be forced to surrender an entire product distribution line. The Company is currently reviewing both options, considering reduced sales volume, potential future opportunities, and other factors. It is anticipated that future earnings will be affected regardless of whether Universal selects Ford branded assemblies or Motorcraft replacements parts.

     Although the decision has not been finalized as of the date of this report, the Company anticipates the selection of Ford and Motorcraft Powertrain assemblies. Once this decision is finalized, the Company will take actions to realign operating expenses with the resulting level of sales. Either decision will result in a measurable loss of sales. However, the Company feels it now has enough diversity in its product lines to overcome this challenge.

     The Company carries a substantial inventory of both raw materials and finished parts. Relatively large stocks of raw material parts are required because the Company remanufactures and distributes parts which may be as much as 30 years old. The Company's business also requires that a range of finished engines and other parts be maintained at each of its nine warehouse facilities in order to serve customers promptly. Each customer is entitled to return purchased items so long as the dollar amount on return items does not exceed 5% of the customer's total annual purchases. All sales are on an account receivable basis with payment due by the 10th day of the following month.

     The Company faces a wide range of competitors selling both new and used engines and parts, including franchises of the other large automotive companies and numerous independent suppliers. Competition is based upon price, service, warranty terms and product performance.

     The Company has a federally registered trademark (No. 2,408,393) and service mark (No. 2,440,315) for the following mark: "Universal Remanufacturing Specialists" and design.

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

     As of July 31, 2001, the Company had 102 full-time employees and 61 part-time employees. In May of 1993 the Company entered into a three year agreement with the United Auto Workers Union ("UAW"), which represents the Company's production employees. Effective May 5, 1996, the Company entered into a new three year agreement with the UAW. The agreement calls for 2.6% hourly wage increases of $.25, $.27 and $.29 on May 5 of each year of the agreement. By mutual consent, the agreement has been extended for one year with no changes and therefore, expired on May 5, 2001. A new one year agreement between the Company and the UAW was reached in May of 2001. This agreement provides for a 3% wage increase granted in two increments during the term of the agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's corporate home offices are located at 405 Diagonal Street, Algona, Iowa 50511, phone number (515) 295-3557. This property also is the location of the Company's manufacturing plant. The property consists of approximately 87,000 square feet. The location and general description of the principal plants and warehouses of the Company are as follows:

                                                                    Approximate
     Location              General Description    Owned or Leased  Square Footage
     --------              -------------------    ---------------  --------------
       Algona, Iowa          Manufacturing Plant       Owned           87,000
       Des Moines, Iowa      Warehouse                 Leased          15,000
       Peoria, Illinois      Warehouse                 Owned           19,000
       Omaha, Nebraska       Warehouse                 Owned           14,000
       Omaha, Nebraska       Warehouse                 Leased          30,000
       Dubuque, Iowa         Warehouse                 Leased          13,056
       LaCrosse, Wisconsin   Warehouse                 Leased           8,488
       Freeport, Illinois    Warehouse                 Leased           6,000
       Rockford, Illinois    Warehouse                 Leased           7,266
       Peoria, Illinois      Warehouse                 Leased          16,020

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap Market under the trading symbol UFMG. As of October 12, 2001, there were 181 holders of record of the Company's common stock. The following table lists the dividend declarations on the Company's stock during the last two fiscal years:

                               Amount                              Amount
         Date                 Per Share      Date                Per Share
         -------------------------------------------------------------------
         October  5, 2000         $.00       October 22, 1999       $.15
         January 19, 2001          .00       January 18, 2000        .15
         April 24, 2001            .00       April 18, 2000          .15
         July 27, 2001             .00       July 18, 2000           .15
         -------------------------------------------------------------------
         2001 Total               $.00       2000 Total             $.60

     In order for the Company to service the debt incurred in connection with the acquisition of the Value Independent Parts division, there can be no assurance that the Company will pay dividends of equal value or that the Company will pay any dividends on its common stock during the foreseeable future. Dividends of the Company are payable at the discretion of the Company's Board of Directors, subject to the provisions of the Nebraska Business Corporation Act and will be dependent on earnings of the Company and its subsidiaries, its financial requirements and other factors.

     The high and low bid and asked prices for the Company's common stock during the last two fiscal years are shown in the following table:

                                               HIGH                  LOW
            --------------------------------------------------------------------
            Calendar Quarters             Bid       Asked      Bid        Asked
            3rd Quarter 1999              6.00      6.75       5.00       5.625
            4th Quarter 1999              6.00      6.625      5.3785     5.75
            1st Quarter 2000              7.125     7.50       5.50       5.75
            2nd Quarter 2000              7.125     7.50       6.25       6.50
            3rd Quarter 2000              6.25      6.50       4.53       5.00
            4th Quarter 2000              5.375     5.50       2.5625     2.6875
            1st Quarter 2001              3.50      3.875       .53       2.75
            2nd Quarter 2001              3.30      3.95       1.50       2.70

Information concerning stock prices for fiscal year 2001 and 2000 has been obtained from The NASDAQ Stock Market, Inc. and from Kirkpatrick, Pettis, Smith, Polian, Inc. which acts as market makers in the Company's stock. The above quotations may reflect inter-dealer prices and may not reflect retail mark-up, mark-down or commission or necessarily represent actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended July 31, 2001 and 2000.

     In fiscal 2001, Company sales increased 50% due to the added sales of Rainbo Company, LLC d/b/a Value Independent Parts (VIP), and to increased sales of remanufactured engine assemblies and remanufactured transmission assemblies. In fiscal 2000, Company sales increased 11% due to increases in sales of remanufactured engine assemblies and Motorcraft branded products.

     VIP sales from October 1, 2000 to July 31, 2001, totaled $6,645,000.

     Remanufactured engine unit sales in fiscal year 2001 were 4,751, which represents an increase of 969 units. Engine sales in fiscal 2000 were 3,782.

     Transmission unit sales increased by 1,553 in fiscal year 2001 to 5,782 units. Transmission sales in fiscal 2000 were 4,229, an decrease of 671 from the previous year.

     Motorcraft branded parts sales in fiscal 2001 were $3,178,000, compared to $2,820,000 the previous year. Unit sales were 518,616 compared to 460,683 units the previous year.

     Sales of Ford distribution products in fiscal 2001 were $22,330,000 compared to $18,512,000 in fiscal 2000. This increase was due to sales growth of Motorcraft branded products and more product lines being included in the distribution program. Sales to other Ford Authorized Distributors increased from $1,318,000 in fiscal 2000 to $1,896,000 in fiscal 2001. This increase is due to sales increases of the product lines involved.

     A new one year agreement between the Company and the United Auto Workers, which represents the production employees, was reached in May of 2001. This agreement provides for a three percent wage increase granted in two increments during the year. The three year agreement which expired in May of 1999 was extended by mutual consent in May of 1999 and again in May of 2000 with no changes.

     Interest expense for fiscal year 2001 was $338,423. Interest income for fiscal 2000 was $35,788; and for fiscal 1999 was $71,787. The interest expense in 2001 was due to the bank borrowings to complete the purchase of VIP. Because available cash was used to service outstanding debt, investment amounts were generally lower during fiscal 2000 than during fiscal 1999, and available interest rates were approximately the same.

     The following table shows the comparison for the last five fiscal years of gross profit and selling, general, and administrative expenses as a percentage of net sales. The increased gross margin the last fiscal year was due to the inclusion of VIP sales. A higher percentage of VIP sales are to the independent aftermarket, which provides a higher gross margin. The increased selling, general, and administrative expenses were due the higher distribution costs incurred to serve that market.

                                    Gross Profit      Selling, General, and
                                   As Percentage   Administrative Expenses as
                     Fiscal Year    Of Net Sales     Percentage of Net Sales
                     --------------------------------------------------------
                        1997           20.8%                  10.8%
                        1998           19.8%                  11.0%
                        1999           15.8%                  13.7%
                        2000           17.3%                  14.3%
                        2001           19.2%                  17.5%

     Earnings per share of common stock decreased $.42 due to inter expense and to higher selling expenses. Earnings per share of common stock decreased $.02 due to a higher tax deferral last fiscal year and to increased selling expenses. Earnings per share of common stock decreased $.77 in fiscal 1999 also due to a lower gross margin and increased selling expenses.

     The ratio of current assets to current liabilities of 1.30 to 1 is lower than the ratio of 1.68 a year ago. This is due to the debt incurred to purchase VIP. Inventories in fiscal 2001 were higher than in fiscal 2000 due to the addition of VIP inventory and the addition of product lines for Ford distribution programs. The Company's total cash and short-term investments at fiscal year-end for the past three years were:

                                             Total of Cash and
                         Fiscal Year       Short Term Investments
                      ----------------------------------------------
                            2001                 $       0
                            2000                 $ 336,756
                            1999                 $ 424,188

     It is anticipated that the Company's involvement in Ford distribution programs will be reduced in the next fiscal year. This may result in a reduction of inventories and some reduction in debt. However, expansion in other distribution programs will continue, so some continued debt may be required.

     The process of incorporating the changes in Ford's distribution program continues. All products which were remanufactured are now deauthorized, and Ford has advised that some product lines will no longer be available for distribution. The Company is uncertain which products will be included in future remanufacturing activities, and what distribution opportunities will be available in the future.

     In connection with the complaint filed by the Environmental Protection Agency (EPA) described in Note 11 of the Notes to Consolidated Financial Statements, the Company accrued an expense of $149,725 in fiscal 1994 to account for clean up costs or additional penalty as provided in the settlement agreement with the Environmental Protection Agency (EPA). Portions of this amount were expended in each of fiscal 1994, 1995, and 1999, and 2000. The total expenditures exceeded the accrual amount.

         The Company had bank borrowings of $5,531,474 at fiscal year ended July 31, 2001.

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

ITEM 7.  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of July 31, 2001 and 2000 and Consolidated Statements of Income and Retained Earnings and of Cash Flows for Each of the Three Years in the Period Ended July 31, 2001 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Universal Mfg. Co.:

     We have audited the accompanying consolidated balance sheets of Universal Mfg. Co. and subsidiaries (Company) as of July 31, 2001 and 2000 and the related consolidated statements of operations and retained earnings and of cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

September 28, 2001
Des Moines, Iowa

UNIVERSAL MFG. CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                               2001              2000
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    336,756
  Accounts receivable, net of allowances
    of $46,718 and $0, respectively                              $  3,645,445         2,382,938
  Inventories                                                      10,642,710         4,310,809
  Prepaid expenses                                                     48,397            14,658
  Property and equipment held for sale                                 33,912
  Deferred income taxes                                               293,942           306,875
                                                                 ------------      ------------
           Total current assets                                    14,664,406         7,352,036
                                                                 ------------      ------------

PROPERTY AND EQUIPMENT, NET:
  Land                                                                100,499           120,499
  Buildings                                                         1,844,201         1,746,702
  Machinery and equipment                                           1,131,505         1,040,931
  Office equipment and software                                       637,559           308,916
  Trucks and automobiles                                            1,080,632           775,065
  Construction in progress                                             33,280
                                                                 ------------      ------------
           Total property and equipment                             4,827,676         3,992,113
  Accumulated depreciation                                         (2,574,704)       (2,453,021)
                                                                 ------------      ------------
           Property and equipment - net                             2,252,972         1,539,092
                                                                 ------------      ------------

TOTAL ASSETS                                                     $ 16,917,378      $  8,891,128
                                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdrafts                                                $      6,239

  Current portion of long-term debt                                 5,575,610
  Accounts payable                                                  5,266,128      $  3,497,859
  Accrued compensation and payroll taxes                              231,305           160,529
  Other accrued expenses                                              141,868           130,527
  Income taxes payable                                                 44,147            33,647
  Dividends payable                                                                     122,400
                                                                 ------------      ------------
           Total current liabilities                               11,265,297         3,944,962

LONG-TERM DEBT, NET OF CURRENT PORTION                                489,054
                                                                 ------------      ------------
           Total liabilities                                       11,754,351         3,944,962
                                                                 ------------      ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                        119,844             7,591
                                                                 ------------      ------------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value - 2,000,000 shares
   authorized; 816,000 shares issued and outstanding                  816,000           816,000
  Additional paid-in capital                                           17,862            17,862
  Retained earnings                                                 4,209,321         4,104,713
                                                                 ------------      ------------
           Total stockholders' equity                               5,043,183         4,938,575
                                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 16,917,378      $  8,891,128
                                                                 ============      ============

See notes to the consolidated financial statements.

UNIVERSAL MFG. CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
THREE YEARS ENDED JULY 31, 2001
--------------------------------------------------------------------------------

                                                                  2001            2000            1999
NET SALES                                                     $ 32,388,075    $ 21,631,919    $ 19,511,446

COST OF GOODS SOLD                                              26,182,050      17,879,543      16,438,008
                                                              ------------    ------------    ------------

GROSS PROFIT                                                     6,206,025       3,752,376       3,073,438

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     5,676,912       3,100,893       2,666,512
                                                              ------------    ------------    ------------

INCOME FROM OPERATIONS                                             529,113         651,483         406,926

OTHER INCOME (EXPENSE):
  Interest expense                                                (338,423)
  Gain on sales of property and equipment                                                          159,535
  Other income (expense)                                            (2,194)         34,856          71,794
                                                              ------------    ------------    ------------

           Total other income (expense)                           (340,617)         34,856         231,329
                                                              ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES                   188,496         686,339         638,255

MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARY                    (10,187)         (5,606)         (3,201)
                                                              ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                         178,309         680,733         635,054

INCOME TAX EXPENSE                                                  73,701         230,104         167,316
                                                              ------------    ------------    ------------

NET INCOME                                                         104,608         450,629         467,738

RETAINED EARNINGS, BEGINNING OF YEAR                             4,104,713       4,143,684       4,206,346

LESS CASH DIVIDENDS - ($.00, $.60, and $.65 per share
  in 2001, 2000, and 1999, respectively)                                           489,600         530,400
                                                              ------------    ------------    ------------

RETAINED EARNINGS, END OF YEAR                                $  4,209,321    $  4,104,713    $  4,143,684
                                                              ============    ============    ============

BASIC AND DILUTED INCOME PER COMMON SHARE                     $       0.13    $       0.55    $       0.57
                                                              ============    ============    ============

See notes to the consolidated financial statements.

UNIVERSAL MFG. CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JULY 31, 2001
-------------------------------------------------------------------------------

                                                                                 2001           2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   104,608    $   450,629             $   467,738
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
    Depreciation expense                                                         288,051        196,921                 236,296
    Deferred income taxes                                                         12,933        (29,370)               (253,317)
    Gain/(loss) on sales of property and equipment                                13,732                               (159,535)
    Minority interest in net earnings of subsidiary                               10,187          3,390                   3,201
    Changes in assets and liabilities, net of effects from acquisition:
      Accounts receivable                                                       (610,425)       176,980                (418,819)
      Inventories                                                             (2,578,613)      (690,791)             (1,008,057)
      Income taxes receivable / payable                                           10,500       (193,342)                250,534
      Prepaid expenses                                                           (33,739)        (2,631)                  7,771
      Accounts payable                                                         1,768,269        511,757                 890,201
      Accrued expenses                                                            82,117         67,950                  (7,630)
                                                                             -----------    -----------             -----------
           Net cash flows provided by (used in) operating activities            (932,380)       491,493                   8,383
                                                                             -----------    -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment                                   34,441                                203,116
  Cash paid to acquire Value Independent Parts                                (5,161,762)
  Purchases of property and equipment                                           (186,569)       (89,325)               (451,118)
                                                                             -----------    -----------             -----------
           Net cash flows used in investing activities                        (5,313,890)       (89,325)               (248,002)
                                                                             -----------    -----------             -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                          (122,400)      (489,600)               (571,200)
  Net increase in bank overdrafts                                                  6,239
  Payments of capital leases                                                      (7,865)
  Net increase in revolving notes payable                                      5,931,474
  LLC membership contributions received                                          100,000
  Principal received on note receivable - officer                                  4,824
  Proceeds from issuance of minority interest in subsidiary                                                               1,000
  Distributions to minority shareholder                                           (2,758)
                                                                             -----------    -----------             -----------
           Net cash flows provided by (used in) financing activities           5,909,514       (489,600)               (570,200
                                                                             -----------    -----------             -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (336,756)       (87,432)               (809,819)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     336,756        424,188               1,234,007
                                                                             -----------    -----------             -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $         -    $   336,756             $   424,188
                                                                             ===========    ===========             ===========

                                                                     (continued)

See notes to the consolidated financial statements.

UNIVERSAL MFG. CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JULY 31, 2001
--------------------------------------------------------------------------------

                                                                                            2001           2000           1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                                            $   48,500     $  452,854     $  170,099
                                                                                        ==========     ==========     ==========

  Cash paid during the year for interest                                                $  332,417
                                                                                        ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Company advance to its president which, together with $1,000 cash, were
    contributed to Universal Distribution LLC in exchange for 1% ownership                                            $   27,379
                                                                                                                      ==========

  Cash paid to acquire Value Independent Parts:
    Inventories                                                                         $3,753,288
    Accounts receivable and other                                                          652,082
    Property and equipment                                                                 756,392
                                                                                        ----------
      Total assets acquired                                                             $5,161,762
                                                                                        ==========

Acquisition of property and equipment through issuance of capital
leases payable                                                                          $  141,055
                                                                                        ==========

Net property and equipment transferred to current assets as it was
  held for sale as of July 31, 2001                                                     $   33,912
                                                                                        ==========

                                                                     (concluded)

See notes to the consolidated financial statements

UNIVERSAL MFG. CO. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED JULY 31, 2001
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS - Universal Mfg. Co. and subsidiaries (Company) are engaged in the business of remanufacturing and distributing, on a wholesale basis, engines and other automotive parts for Ford Motor Company (Ford) vehicles. Remanufactured engines for non-Ford vehicles are also marketed on a limited basis. The Company purchases the majority of its raw materials and distribution product from Ford. The principal markets for the Company's products are automotive dealers and other automotive parts distributors located throughout the United States.

     During the year ended July 31, 1999 and continuing throughout the year ended July 31, 2000, Ford deauthorized the remanufacturing of several automotive parts which were being remanufactured by the Company. On October 1, 1998, the Company signed a new sales agreement with Ford authorizing the Company to be a Ford authorized distributor. Effective August 2001, the Ford Customer Service Division advised the Company of significant changes that will impact the existing sales agreement between Ford and Universal. Ford announced that it expects the changes to become effective on or about January 1, 2002.

     The Company's existing sales agreement with Ford authorizes the distribution of Ford replacement engine assemblies, transmission assemblies, and other components to Ford and Lincoln-Mercury dealerships. In addition, the current sales agreement authorizes the distribution of Motorcraft replacement parts to Ford and Lincoln Mercury dealerships and to independent installers. The pending change will require separate sales agreements for the distribution of Ford assemblies and Motorcraft replacement parts, and Ford will no longer authorize the distribution of both product lines from a single supplier. As a result, the Company must decide whether to distribute Ford assemblies or Motorcraft replacement parts and then enter into a new sales agreement.

     The decision will result in the reduction of sales volume because the Company will be forced to surrender an entire product distribution line. The Company is currently reviewing both options, considering reduced sales volume, potential future opportunities, and other factors. It is anticipated that future earnings will be affected regardless of whether the Company selects Ford assemblies or Motorcraft replacement parts.

     PRESENTATION - The accompanying consolidated financial statements include the accounts of Universal Mfg. Co. and its subsidiaries, Universal Distribution LLC and Rainbo Company LLC d/b/a Value Independent Parts. Universal Distribution LLC, is owned 99% by Universal Mfg. Co. and 1% by the Company's president, and was established on June 30, 1999. Rainbo Company LLC was acquired September 29, 2000 (See Note 2). All intercompany balances and transactions have been eliminated in consolidation.

     CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     INVENTORIES - Inventories are stated at the lower of last-in, first-out
     (LIFO) cost or market.

     PROPERTY AND EQUIPMENT - Property and equipment is depreciated generally as follows:

       Assets                           Depreciation Method                         Lives
       Buildings                        Straight-line and declining balance   10-39 years
       Machinery and equipment          Declining balance                      7-10 years
       Office equipment and software    Declining balance                       3-7 years
       Trucks and automobiles           Declining balance                       3-5 years

     Maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful service lives. Gains or losses are recognized at the time of disposal. Costs incurred for computer equipment acquired and not yet in service comprises construction in progress.

     The Company had a warehouse facility with a net book value of $33,912 located in Omaha, Nebraska available for sale as of July 31, 2001. Effective August 20, 2001, the Company signed an agreement to sell the facility for $400,000.

     LONG-LIVED ASSETS - The Company reviews the carrying amount of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     ACCRUED WARRANTY COSTS - The Company accrues estimated future warranty claims based on historical experience.

     REVENUE RECOGNITION - The Company's revenue recognition policy is in accordance with accounting principles generally accepted in the United States of America, including the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. SAB No. 101 was adopted by the Company for the 2001 fiscal year with no material impact on its financial position or results of operations.

     INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities.

     USE OF ESTIMATES - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS - Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the values at which they are recorded are considered to be reasonable estimates of their fair values. The Company's bank notes payable have variable interest rates making the carrying cost approximate fair value. Other financial assets and liabilities approximate their fair values given that they are discounted at interest rates the Company would be able to negotiate with prospective lenders for similar terms. The recorded amounts are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     NET INCOME PER SHARE - Income per share have been computed on the weighted average number of shares outstanding during each respective year (816,000 shares).

     NEWLY-ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. There was not a significant impact on the Company's operating results or financial position as a result of adopting the standard effective August 1, 2001.

     In June 2001, the Financial Accounting Standards Board issued SFAS 141, "BUSINESS COMBINATIONS" and SFAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces the practice of amortizing goodwill over a period of time with a requirement that the Company review goodwill for impairment on an annual basis. When goodwill is found to be impaired, SFAS 142 requires the Company to reduce the recorded value of goodwill to its estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and for all intangible assets acquired subsequent to June 30, 2001. The Company is evaluating the impact of the adoption of these standards.

     RECLASSIFICATIONS - Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform with the 2001 presentation.

2.   ACQUISITION

     On August 31, 2000, the Company signed an agreement with Rainbo Oil Company (Rainbo) and Rainbo's president and majority shareholder to form Rainbo Company LLC d/b/a Value Independent Parts (Rainbo LLC). Rainbo LLC, of which the Company and Rainbo are each 50% members, was formed for purposes of acquiring and operating the automobile parts distribution division (VIP) of Rainbo. The Company and Rainbo each contributed $100,000 in initial membership contributions to capitalize Rainbo LLC. Additionally, the Company and Rainbo each loaned $400,000 to Rainbo LLC. These unsecured loans bear interest at a fixed rate of 9.0%, payable annually, with principal due on October 1, 2005.

     The net income of Rainbo LLC is to be allocated between the Company and Rainbo based on their respective ownership interests. Net losses are allocated one hundred percent to the Company. The Company can determine whether to distribute the assets of Rainbo LLC. All distributions shall be made according to the respective ownership interests, as defined by the operating agreement.

     On September 29, 2000, the Company, through Rainbo LLC, executed an asset purchase agreement to acquire substantially all assets of VIP.

     The acquisition was financed through long-term bank borrowings totaling approximately $4,115,000, payable to seller of approximately $45,000 and the use of $1,000,000 of cash received by Rainbo LLC from its initial membership capitalization.

     This acquisition was accounted for under the purchase method of accounting. Results of operations of the acquired entity are included in the consolidated statements of earnings from the date of acquisition.

     Pro-forma results of operations for the years ended July 31, 2001 and 2000 as if the acquisition had occurred at the beginning of each year are as follows:

                                                                2001          2000
       Total net sales                                      $33,861,730   $30,024,050
                                                            ===========   ===========
       Net income/(loss)                                    $     8,976   $   (91,160)
                                                            ===========   ===========
       Basic and diluted income/(loss) per common share     $      0.01   $     (0.11)
                                                            ===========   ===========

3.   INVENTORIES

       Inventories consisted of the following as of July 31:

                                                                2001          2000
       FIFO balance:
         Product cores                                      $ 4,198,045   $ 3,066,458
         Raw materials                                          666,723       541,495
         Finished engines                                     1,153,637     1,011,397
         Finished small parts                                 8,142,820     3,419,903
                                                            -----------   -----------
           Total FIFO balance                                14,161,225     8,039,253

       LIFO reserve                                          (3,083,616)    3,162,710)
       Obsolescence reserve                                    (434,899)     (565,734)
                                                            -----------   -----------

         Total inventories                                  $10,642,710   $ 4,310,809
                                                            ===========   ===========

If the first-in, first out (FIFO) method had been used, net income would have increased/ (decreased) approximately $(79,094), $181,014, and $(61,750) for the 2001, 2000, and 1999 fiscal years, respectively.

4.    NOTE RECEIVABLE - OFFICER

      During the year ended July 31, 1999, the Company exchanged a 1% interest in Universal Distribution LLC for a note receivable of $27,379 from its president plus $1,000 cash. The note is receivable in annual installments of $6,401, including interest at 5.82%, through August 1, 2004. The $22,272 balance of the note receivable as of July 31, 2001, has been netted against minority interest in consolidated subsidiaries in the accompanying consolidated balance sheet.

5.    INCOME TAXES

      Income tax expense consists of the following for the years ended July 31:

                                                                           2001            2000            1999
        Current income taxes                                           $     60,768    $    259,474    $    420,633
        Deferred income taxes                                                12,933         (29,370)       (253,317)
                                                                      -------------   -------------   -------------

        Income tax expense                                             $     73,701    $    230,104    $    167,316
                                                                      =============   =============   =============

         Deferred tax assets (liabilities) are comprised of the following at July 31:

                                                                           2001            2000            1999
        Inventory obsolescence reserve                                 $    173,960    $    226,294    $    248,951
        Depreciation                                                        (12,192)        (18,288)        (24,384)
        Uniform inventory capitalization                                     67,290          29,193          26,299
        Vacation pay accruals                                                28,660          36,557          16,956
        Other                                                                36,224          33,119           9,683
                                                                      -------------   -------------   -------------

        Deferred income taxes                                          $    293,942    $    306,875    $    277,505
                                                                      =============   =============   =============

         A reconciliation between statutory and effective tax rates is as follows for the years ended July 31:

                                                                           2001            2000            1999
        Income before income taxes                                     $    178,309    $    680,733    $    635,054
        Statutory rate                                                           34 %            34 %            34 %
                                                                      -------------   -------------   -------------
        Income taxes at statutory rates                                      60,625         231,449         215,918
        Tax effect of:
          State taxes                                                         2,784          13,895          (1,101)
          Other                                                              10,292         (15,240)        (47,501)
                                                                      -------------   -------------   -------------

        Total income tax expense                                       $     73,701    $    230,104    $    167,316
                                                                      =============   =============   =============

6.    LONG-TERM DEBT

      Notes Payable:

      The Company has three revolving credit agreements with Firstar Bank, N.A. totalling $6,000,000 in available borrowings. Borrowings totaling $5,531,474 as of July 31, 2001 bear interest payable monthly at variable rates equal to the bank's prime rate or prime rate less 1.0% (effective rates ranging from 5.75% to 6.75% as of July 31, 2001). The credit agreements mature November 30, 2001. Maximum availability under these agreements is based on a borrowing base calculated as a percentage of eligible inventory and accounts receivable amounts as defined by the agreements. Substantially all assets of the Company are pledged as collateral against outstanding borrowings. The credit agreements contain certain covenants, including but not limited to requirements for the Company to maintain certain tangible net worth and debt to net worth ratio amounts and limits to capital expenditures. The Company has received waivers from the respective lenders for noncompliance with certain covenants as of July 31, 2001.

      Capital Lease:

      The Company has a capital lease with a bank discounted at a fixed rate of 6.75%. The lease is payable in monthly installments of $4,315 due through May 5, 2004. Borrowings under this lease are collateralized by the related equipment. The Company recognized no amortization on assets acquired through capital lease during 2001. The net book value of assets acquired under capital leases was $141,055 as of July 31, 2001.

      At July 31, 2001, future principal and interest payments on the capital lease are due as follows:

                                     Principal       Interest          Total


      2002                         $     44,137    $      7,641    $     51,778
      2003                               47,210           4,568          51,778
      2004                               41,843           1,305          43,148
                                  -------------   -------------   -------------

                                   $    133,190    $     13,514    $    146,704
                                  =============   =============   =============

7.    401(k) PLAN

      The Company sponsors a 401(k) plan which covers substantially all non-union employees. Company matching contributions are at the Company's discretion. Total expenses under the plan were approximately $41,775, $17,890, and $29,498, for the years ended July 31, 2001, 2000, and 1999, respectively.

8.    OPERATING LEASES

      The Company leases various warehouses and certain vehicles under noncancellable operating leases. On certain warehouse leases, the Company is also required to pay an allocation of lessor operating expenses. Rent expense was approximately $365,000, $113,000, and $68,000 for the years ended July 31, 2001, 2000, and 1999, respectively.

         Future minimum lease payments under noncancellable operating leases are as follows as of July 31, 2001:

        2002                                             $   302,451
        2003                                                 225,147
        2004                                                 200,120
        2005                                                 198,182
        2006                                                  33,916
                                                         -----------

                                                         $   959,816
                                                         ===========

10.   SEGMENT INFORMATION

      The Company has two operating segments: manufacturing and distribution. Operating segments are determined on the basis of product and legal entity. The manufacturing segment remanufactures various automotive parts. The distribution segment purchases and distributes finished engines and other automotive parts. Both segments sell their product primarily to Ford automobile dealers and other automotive parts distributors located throughout the United States. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Allocations of certain administrative expenses are made between segments. Selected financial information for each segment as of and for the years ended July 31, 2001, 2000, and 1999, is presented below.

                                                                             2001
                                                    ----------------------------------------------------------
                                                       Manufacturing       Distribution          Total
        Revenues                                        $  1,460,945       $ 30,927,130      $ 32,388,075
        Interest expense                                      35,527            302,896           338,423
        Depreciation expense                                  66,599            221,452           288,051
        Income tax expense (benefit)                         (45,211)           118,912            73,701
        Net income (loss)                                   (183,083)           287,691           104,608
        Total assets                                       2,929,657         13,987,721        16,917,378

                                                                              2000
                                                    ----------------------------------------------------------
                                                       Manufacturing      Distribution           Total
        Revenues                                        $  2,033,346      $ 19,598,573       $ 21,631,919
        Interest expense                                      14,005            21,773             35,778
        Depreciation expense                                  85,548           111,373            196,921
        Income tax expense                                    40,610           189,494            230,104
        Net income                                            79,529           371,100            450,629
        Total assets                                       2,392,369         7,558,231          9,950,600

                                                                                    1999
                                                    ---------------------------------------------------------------------
                                                         Manufacturing          Distribution              Total
        Revenues                                          $ 17,834,749          $  1,676,697          $ 19,511,446
        Interest income                                         69,118                 2,669                71,787
        Depreciation expense                                   225,694                10,602               236,296
        Income tax expense                                      83,814                83,502               167,316
        Net income                                             234,306               233,432               467,738
        Total assets                                         1,120,995             7,419,349             8,540,344

11.   EPA PROJECT COSTS

      On May 6, 1994, the Company and the United States Environmental Protection Agency (EPA) entered into a Consent Agreement and Consent Order (Agreement) to settle a complaint filed against the Company in 1991. As required by the Agreement, the Company immediately paid a civil penalty of $32,955 and conducted a Supplemental Environmental Project (SEP) during July and August of 1994 which involved sludge removal and pit cleaning at the Company's Plant at a cost of $91,076. After the sludge was removed, additional contamination was found in "Pit D", an enclosed underground wastewater containment under the Company's Plant. On June 10, 1998, the Company received notice from the EPA authorizing submission of a detailed technical proposal for an additional SEP to ascertain information concerning environmental conditions at the Company's Plant. The EPA notice stated that if approved, the cost of the additional SEP work could be used to offset the remaining approximately $37,000 in deferred penalties owed by the Company to the EPA under the Agreement. On August 6, 1998, the Company's consultant submitted a proposed SEP plan to the EPA detailing soil sampling work and groundwater studies to be conducted across the Plant property over a 48-week period at an estimated cost of $62,000, yielding an anticipated $38,840 in after tax costs to the Company for offset against the remaining deferred penalty. The EPA approved the consultant's proposal on September 11, 1998, and the work was completed in November of 1999 within budget. The consultant's report to the EPA disclosed chlorinated solvent contamination in the soil and groundwater only in the immediate are of "Pit D." The consultant recommended conversion of "Pit D" to a groundwater sump for removal and treatment of contaminated groundwater and continued monitoring groundwater on the Company's property to detect any migration of the contamination. The consultant recommended against removal of contaminated soils due to cost and access problems. To date the EPA has not responded to the consultant's recommendations, and the Company has no information concerning the cost or extent of any further work that EPA may require.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No response required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held December 4, 2001, is incorporated by reference:

               "Election of Directors" - Pages 2, 3 and 4.
               "Management" - Page 6.
               "Section 16(a) Beneficial Ownership Reporting Compliance" - Pages 8-9.

ITEM 10.  EXECUTIVE COMPENSATION

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held December 4, 2001, is incorporated by reference:

               "Compensation of President and Directors" - Pages 6-7.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held December 4, 2001, is incorporated by reference:

               "Ownership of Voting Securities by Directors and Nominees" - Pages 7 - 8.
               "Principal Holders of Voting Securities" - Page 9.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information set forth in the Company's proxy statement for its annual meeting of shareholders to be held December 4, 2001, is incorporated by reference:

               "Certain Transactions" - Page 8.
               "Indebtedness of Management" - Page 8.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)    List of Exhibits

                           (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

                               (i) The Agreement to Form Limited Liability Company dated August 31, 2000 by and between Universal Mfg. Co., Universal Distribution LLC, Rainbo Oil Company and Paul Fahey is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 25-32.

                               (ii) The Asset Purchase Agreement, dated as of September 29, 2000 by and between Rainbo Company LLC and Rainbo Oil Company is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 33-50.

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

                    (ii) Ford Authorized Distributor Sales Agreement and Battery Distributor Addendum is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999, Pages 12-37.

                    (iii) Management Agreement between the Company and Rainbo Company LLC dated September 29, 2000 is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 51-52.

                    (iv) Revolving Credit Agreement dated September 26, 2000 between the Company and Firstar Bank, N.A. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 53-60.

                    (v) Revolving Credit Note dated September 26, 2000 payable by the Company to Firstar Bank, N.A. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 61-63.

                    (vi) Revolving Credit Agreement dated September 26, 2000 between the Rainbo Company LLC and Firstar Bank, N.A. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 64 - 72.

                    (vii) Revolving Credit Note dated September 26, 2000 payable by Rainbo Company LLC to Firstar Bank, N.A. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 73-75.

                    (viii) Business Security Agreement dated September 26, 2000 between the Company and Firstar Bank, N.A is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 76-80.

                    (ix) Business Security Agreement dated September 26, 2000 between the Rainbo Company LLC and Firstar Bank, N.A. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 81-85.

                    (x) Business Security Agreement dated September 26, 2000 between Universal Distribution LLC and Firstar Bank, N.A. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 86-90.

                    (xi) Continuing Guaranty (Unlimited) dated September 26, 2000 by the Company to Firstar Bank, N.A. for the obligations of Rainbo Company LLC to Firstar Bank, N.A. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 91-93.

                    (xii) Continuing Guaranty (Unlimited) dated September 26, 2000 by the Universal Distribution LLC to Firstar Bank, N.A. for the obligations of Rainbo Company LLC to Firstar Bank, N.A. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 94-96.

                    (xiii) Continuing Guaranty (Unlimited) dated September 26,
                           2000 by Universal Distribution LLC to Firstar Bank, N.A. for the obligations of the Company to Firstar Bank, N.A. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 97-99.

                    (xiv) Continuing Guaranty (Unlimited) dated September 26, 2000 by Rainbo Company LLC to Firstar Bank, N.A. for the obligations of the Company to Firstar Bank, N.A. incorporated by reference to the Company's Annual is Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 100-102.

                    (xv) Limited Guaranty dated September 29, 2000 by the Company to Rainbo Oil Company for the obligations of Rainbo Company LLC to Rainbo Oil Company is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 103-104.

                    (xvi) Debt and Security Interest Subordination Agreement dated September 26, 2000 between Universal Distribution LLC and Firstar Bank, N.A. subordinating obligations owed by Rainbo Company LLC to Universal Distribution LLC is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 105-108.

                    (xvii) Amendment to Loan Agreement and Note dated September 24, 2001 between Firstar Bank, N.A. and Rainbo Co. LLC. See Pages 30-31.

                    (xviii) Amendment to Loan Agreement and Note dated September
                            24, 2001 between Firstar Bank, N.A. and the Company. See Pages 32-33.

               (11) Statement re: computation of per share earnings. None required.

               (13) Annual or quarterly reports, Form 10-Q. None required.

               (16) Letter on change in certifying accountant. None required.

               (18) Letter on change in accounting principles. None required.

               (21) Subsidiaries of the registrant. See page 34.

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

               (99) Additional Exhibits.

                    (i) Universal Mfg. Co. Form 8-K filed September 7, 2000 and incorporated by reference.

                    (ii) Universal Mfg. Co. Form 8-K filed October 12, 2000 and incorporated by reference.

                    (iii) Universal Mfg. Co. national press release issued October 17, 2000 describing the creation of Rainbo Company LLC and the Company's partnership with Rainbo Oil Company and incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000, Pages 114-115.

                    (iv) Universal Mrg. Co. Form 8-K filed on July 8, 2001 reporting recent decisions by Ford Motor Company.

               (b)  Form 8-Ks filed during the fiscal year ended July 31, 2001.

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

                    (3) The Company filed a current report on Form 8-K on July 8, 2001 reporting recent decisions by Ford Motor Company.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly uthorized.

UNIVERSAL MFG. CO.



By: /s/ Donald D. Heupel                       By: /s/ T. Warren Thompson
    ______________________________________         ____________________________
     Donald D. Heupel, President, Chief           T. Warren Thompson, Secretary
     Executive Officer, Chief Financial           and Director
     Officer and Director

Date:  October 29, 2001                        Date:  October 29, 2001

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       /s/ Richard R. Agee                     Date: October 29, 2001
By:    ___________________________________
       Richard R. Agee/Director

       /s/ Richard E. McFayden                 Date: October 29, 2001
By:    ___________________________________
       Richard E. McFayden/Director

       /s/ Helen Ann McHugh                    Date: October 29, 2001
By:    ___________________________________
       Helen Ann McHugh/Director

       /s/ Daniel H. Meginnis                  Date: October 29, 2001
By:    ___________________________________
       Daniel H. Meginnis/Director

       /s/ Thomas W. Rasmussen                 Date: October 29, 2001
By:    __________________________________
       Thomas W. Rasmussen/Director

                                  EXHIBIT INDEX
                                  -------------

                                                                                                       Sequentially
                                                                                                         Numbered
  Exhibit                                                                                                  Page
    No.            Description                            Method of Filing                               Location
 --------          -----------                            ----------------                             ----------
   (2)(i)     Agreement to Form Limited       Incorporated by reference to the Company's Annual            --
              Liability Company dated         Report on Form 10-KSB for the fiscal year ended July
              August 31, 2000.                31, 2000, Pages 25-32.

  (2)(ii)     Asset Purchase Agreement        Incorporated by reference to the Company's Annual            --
              dated September 29, 2000.       Report on Form 10-KSB for the fiscal year ended July
                                              31, 2000, Pages 33-50.

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

   3(ii)      Bylaws                          Incorporated by reference to the Company's Annual            --
                                              Report on Form 10-KSB for the fiscal year ended July
                                              31, 1993, Pages 12-24.

   10(i)      Rent Agreement with Dealers     Incorporated by reference to the Company's Annual            --
              Manufacturing Co., dated May    Report on Form 10-KSB for the fiscal year ended July
              26, 1993                        31, 1993, Pages 25-29.

   10(ii)     Ford Authorized Distributor     Incorporated by reference to the Company's Annual            --
              Agreement effective October     Report on Form 10-KSB for the fiscal year ended July
              1, 1998                         31, 1999, Pages 12-37.

  10(iii)     Management Agreement dated      Incorporated by reference to the Company's Annual            --
              September 29, 2000.             Report on Form 10-KSB for the fiscal year ended July
                                              31, 2000, Pages 51-52.

   10(iv)     Revolving Credit Agreement      Incorporated by reference to the Company's Annual            --
              dated September 26, 2000        Report on Form 10-KSB for the fiscal year ended July
              (Universal Mfg. Co.)            31, 2000, Pages 53-60

   10(v)      Revolving Credit Note dated     Incorporated by reference to the Company's Annual            --
              September 26, 2000 (Universal   Report on Form 10-KSB for the fiscal year ended July
              Mfg. Co.)                       31, 2000, Pages 61-63.

   10(vi)     Revolving Credit Agreement      Incorporated by reference to the Company's Annual            --
              dated September 26, 2000        Report on Form 10-KSB for the fiscal year ended July
              (Rainbo Company LLC)            31, 2000, Pages 64-72.

  10(vii)     Revolving Credit Note dated     Incorporated by reference to the Company's Annual            --
              September 26, 2000 (Rainbo      Report on Form 10-KSB for the fiscal year ended July
              Company LLC)                    31, 2000, Pages 73-75.

  10(viii)    Business Security Agreement     Incorporated by reference to the Company's Annual            --
              dated September 26, 2000        Report on Form 10-KSB for the fiscal year ended July
              (Universal Mfg. Co.)            31, 2000, Pages 76-80

   10(ix)     Business Security Agreement     Incorporated by reference to the Company's Annual            --
              dated September 26, 2000        Report on Form 10-KSB for the fiscal year ended July
              (Rainbo Company LLC)            31, 2000, Pages 81-85.

                                                                                                     Sequentially
                                                                                                       Numbered
  Exhibit                                                                                                Page
    No.                Description                          Method of Filing                           Location
  -------              -----------                          ----------------                           --------
 10(x)        Business Security Agreement     Incorporated by reference to the Company's Annual            --
              dated September 26, 2000        Report on Form 10-KSB for the fiscal year ended July
              (Universal Distribution LLC)    31, 2000, Pages 86-90.

 10(xi)       Continuing Guaranty             Incorporated by reference to the Company's Annual            --
              (Unlimited) for Rainbo          Report on Form 10-KSB for the fiscal year ended July
              Company LLC dated September     31, 2000, Pages 91-93.
              26, 2000. (Universal Mfg. Co.)

 10(xii)      Continuing Guaranty             Incorporated by reference to the Company's Annual            --
              (Unlimited) for Rainbo          Report on Form 10-KSB for the fiscal year ended July
              Company LLC dated September     31, 2000, Pages 94-96.
              26, 2000. (Universal
              Distribution LLC)

 10(xiii)     Continuing Guaranty             Incorporated by reference to the Company's Annual            --
              (Unlimited) for Universal       Report on Form 10-KSB for the fiscal year ended July
              Mfg. Co. dated September 26,    31, 2000, Pages 97-99.
              2000. (Universal
              Distribution LLC)

 10(xiv)      Continuing Guaranty             Incorporated by reference to the Company's Annual            --
              (Unlimited) for Universal       Report on Form 10-KSB for the fiscal year ended July
              Mfg. Co. dated September 26,    31, 2000, Pages 100-102.
              2000. (Rainbo Company LLC)

 10(xv)       Limited Guaranty by the         Incorporated by reference to the Company's Annual            --
              Company dated September 29,     Report on Form 10-KSB for the fiscal year ended July
              2000.                           31, 2000, Pages 103-104.

 10(xvi)      Debt and Security Interest      Incorporated by reference to the Company's Annual            --
              Subordination Agreement dated   Report on Form 10-KSB for the fiscal year ended July
              September 26, 2000.             31, 2000, Pages 105-108.
              (Universal Distribution LLC)

 10(xvii)     Amendment to Loan Agreement     Filed herewith.                                             30-31
              and Note dated September 24,
              2001 (Rainbo Company LLC)

 10(xviii)    Amendment to Loan Agreement     Filed herewith.                                             32-33
              and Note dated Septemer 24,
              2001 (Universal Mg. Co.)

 21           Subsidiaries of Registrant      Filed herewith                                               34

 99(i)        Form 8-K filed September 7,     Incorporated by reference to the Form 8-K filed              --
              2000.                           September 7, 2000.

 99(ii)       Form 8-K filed October 12,      Incorporated by reference to the Form 8-K filed              --
              2000.                           October 12, 2000.

                                                                                                     Sequentially
                                                                                                       Numbered
  Exhibit                                                                                                Page
    No.                Description                          Method of Filing                           Location
  -------              -----------                          ----------------                           --------
  99(iii)     Press Release issued October    Incorporated by reference to the Company's Annual            --
              17, 2000.                       Report on Form 10-KSB for the fiscal year ended July
                                              31, 2000, Pages 114-115

   99(iv)     Form 8-K filed July 8, 2001.    Incorporated by reference to the Form 8-K filed July         --
                                              8, 2001.