Form 10QSB
period 2001-10-31
UNIVERSAL MANUFACTURING CO
filed 2001-12-19
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 10-31-01                         Commission File Number 0-2865

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

                               Yes __X___ No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Number of shares outstanding as of 10-31-01        816,000
                                                                      -------
                                                                       Common

Transitional Small Business Disclosed Format ( Check one):

                             Yes _______ No ___X____

                               UNIVERSAL MFG. CO.
                               ------------------
                                   FORM 10-QSB
                                   -----------
                                      INDEX
                                      -----

                                                                           Pages
                                                                           -----

Part I   Financial Information
         ---------------------
            Item 1.   Financial Statements (unaudited):                        3
                Consolidated Balance Sheets as of  October 31, 2001
                and July 31, 2001

                Consolidated Statements of Loss and Retained                   4
                Earnings - Three Months Ended October 31, 2001
                and October 28, 2000

                Consolidated Statements of Cash Flows - Three Months Ended     5
                October 31, 2001 and October 28, 2000

                Notes to Consolidated Financial Statements                   6-9

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     10



Part II   Other Information
          -----------------

            Item 1.   Legal Proceedings                                       10

            Item 2.   Changes in securities                                   10

            Item 3.   Defaults upon senior securities                         10

            Item 4.   Submission of Matters to a vote of security holders     10

            Item 5.   Other information                                       10

            Item 6.   Exhibits and reports on Form 8-K                        11

            Signatures                                                        12

                          ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

--------------------------------------------------------------------------------
                                                   October 31,       July 31,
                                                      2001             2001
                                                  ------------     ------------
ASSETS

CURRENT ASSETS:
  Accounts receivable, net of allowances
    of $51,718 and $46,718 respectively              3,357,707        3,645,445
  Inventories                                        9,799,006       10,642,710
  Prepaid expenses                                      28,799           48,397
  Net Assets Held for Sale                              33,912           33,912
  Income tax receivable                                 45,604
  Deferred income taxes                                293,942          293,942
                                                  ------------     ------------
  Total current assets                              13,558,970       14,664,406
                                                  ------------     ------------

PROPERTY - At cost
  Land                                                 100,499          100,499
  Buildings                                          1,844,201        1,844,201
  Machinery and equipment                            1,131,505        1,131,505
  Furniture and fixtures                               653,095          637,559
  Trucks and automobiles                             1,020,517        1,080,632
  Construction-in-Progress                              52,626           33,280
                                                  ------------     ------------
  Total property                                     4,802,443        4,827,676
  Less accumulated depreciation                     (2,657,100)      (2,574,704)
                                                  ------------     ------------
  Property - net                                     2,145,343        2,252,972
                                                  ------------     ------------

  Total Assets                                    $ 15,704,313     $ 16,917,378
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank Overdrafts                                 $    664,996     $      6,239
  Current Portion of Long-term Debt               $  5,095,416     $  5,575,610
  Accounts payable                                $  3,987,389     $  5,266,128
  Dividends payable                                          0                0
  Income tax payable                                         0           44,147
  Accrued compensation and taxes                       248,618          231,305
  Accrued other                                        124,836          141,868
  Accrued local taxes                                        0                0
                                                  ------------     ------------
  Total current liabilities                         10,121,255       11,265,297

LONG TERM LIABILITIES
  Notes Payable                                        481,362          489,054
                                                  ------------     ------------
    Total Liabilities                               10,602,617       11,754,351

MINORITY INTEREST IN SUBSIDIARY                        125,638          119,844
                                                  ------------     ------------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value;
    authorized, 2,000,000 shares;
    issued and outstanding, 816,000 shares             816,000          816,000
  Additional paid-in capital                            17,862           17,862
  Retained earnings                                  4,142,196        4,209,321
                                                  ------------     ------------
  Total stockholders' equity                         4,976,058        5,043,183
                                                  ------------     ------------
                                                  $ 15,704,313     $ 16,428,324
                                                  ============     ============

UNIVERSAL MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND RETAINED EARNINGS (unaudited)

                                                               Three Months Ended
                                                           --------------------------
                                                           October 31,    October 28,
                                                              2001           2000
                                                           -----------    -----------
NET SALES                                                  $ 8,210,137    $ 6,750,797

COST OF GOODS SOLD                                           6,630,777      5,676,984
                                                           -----------    -----------
GROSS PROFIT                                                 1,579,360      1,073,813

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                    1,695,582      1,142,440
                                                           -----------    -----------

INCOME/(LOSS) FROM OPERATIONS                                 (116,222)       (68,627)
                                                           -----------    -----------

OTHER INCOME:
  Loss on Sales of Property and Equipment                      (26,997)
  Interest Expense                                             (83,132)       (32,477)
 Other Income                                                  115,165         69,927
                                                           -----------    -----------
  Total Other Income (Expense)                                   5,036         37,450
                                                           -----------    -----------
INCOME/(LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES       (111,186)       (31,177)

MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARY                   (689)           (65)
                                                           -----------    -----------
INCOME/(LOSS) BEFORE INCOME TAXES                             (111,875)       (31,242)

INCOME TAX BENEFIT                                              44,750         12,159
                                                           -----------    -----------
NET INCOME (LOSS)                                              (67,125)       (19,083)

RETAINED EARNINGS, Beginning of period                       4,209,321      4,104,713

DIVIDENDS                                                            0              0
                                                           -----------    -----------
RETAINED EARNINGS, End of period                           $ 4,142,196    $ 4,085,630
                                                           ===========    ===========

PER COMMON SHARE INFORMATION:
BASIC AND DILUTED
  Loss per common share                                        ($0.08)        ($0.02)
                                                           ===========    ===========

Dividends per common share                                       $0.00          $0.15
                                                           ===========    ===========

UNIVERSAL MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                               THREE MONTHS ENDED
                                                           --------------------------
                                                           October 31,    October 28,
                                                              2001           2000
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      ($67,125)      ($19,083)
Adjustments to reconcile net loss  to
 net cash used in operating activities:
  Depreciation                                                 102,815         38,437
  Loss on sales of property and equipment                       26,997
  Minority interest                                                689          5,443
Changes in operating assets and liabilities:
  Accounts receivable                                          287,738      1,041,150
  Inventories                                                  843,704     (1,320,599)
  Income taxes receivable/(payable)                            (89,751)        21,449
  Prepaid expenses                                              19,598          5,531
  Accounts payable                                          (1,278,739)       (82,630)
  Accrued expenses                                                 281         18,862
                                                           -----------    -----------
Net used in operating activities                              (153,793)      (291,440)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds fron sales of property and equipment                   15,199
Cash paid to acquire Value Independent Parts                               (5,157,662)
Purchases of property and equipment                            (37,382)
                                                           -----------    -----------
Net cash used in investing activities                          (22,183)    (5,157,662)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                                         (122,400)
Net increase in bank overdrafts                                658,757        264,920
Payment of capital leases                                       (7,151)
Net (decrease) in revolving notes payable                     (480,735)     4,869,826
LLC membership contributions received                                         100,000
Principal received on note receivable - officer                  5,105
                                                           -----------    -----------
Net cash provided by financing activities                      175,976      5,112,346
                                                           -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              0       (336,756)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     0        336,756
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $         0    $         0
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the quarter for income taxes       (45,000)        36,106
Cash paid during the quarter for interest                  $    85,835    $    32,477
                                                           ===========    ===========

Noncash Investing and Financing Activities:
  Cash Paid to Acquire Value Independent Parts:
     Assets acquired:
        Inventories                                                       $ 3,753,288
        Accounts Receivable                                                   647,882
        Property and equipment                                                756,392
                                                                          -----------
Total Assets Acquired                                                     $ 5,157,562
                                                                          ===========

UNIVERSAL MFG.CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements - The accompanying consolidated financial statements of Universal Mfg. Co. and subsidiaries (Company) are unaudited. In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to state fairly the financial position of the Company as of October 31, 2001 and July 31, 2001, and the results of operations and cash flows for the three month periods ended October 31, 2001, and October 28, 2000. Certain notes and other information have been condensed or omitted from the financial statements presented in this quarterly report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

Nature of operations - The Company is engaged in the business of remanufacturing and distribution, on a wholesale basis, of engines and other automobile parts for Ford Motor Company (Ford) vehicles. Remanufactured parts for non-Ford vehicles are also marketed on a limited basis. The principal markets for the Company's products are automotive dealers and other automotive parts distributors located throughout the United States.

During the year ended July 31, 1999, and continuing throughout the year ended July 31, 2000 Ford deauthorized the remanufacturing of several automotive parts which were being remanufactured by the Company. On October 1, 1998, the Company signed a new sales agreement with Ford authorizing the Company to be a Ford Authorized Distributor. This agreement expires December 31, 2001. Effective August 2001, the Ford Customer Service Division advised the Company of significant changes that will impact the existing sales agreement between Ford and the Company. Ford announced that it expects the changes to become effective on or about January 1, 2002.

The Company's existing sales agreement with Ford authorizes the distribution of Ford replacement engine assemblies, transmission assemblies, and other components to Ford and Lincoln-mercury dealerships. In addition, the current sales agreement authorizes the distribution of Motorcraft replacement parts to Ford and Lincoln-mercury dealerships and independent installers. The pending change will require separate sales agreements for the distribution of Ford assemblies and Motorcraft replacement parts, and Ford will no longer authorize the distribution of both product lines from a single supplier. As a result, the Company had to decide whether to distribute Ford assemblies or Motorcraft replacement parts and then enter into a new sales agreement.

The decision will result in the reduction of sales volume because the Company will be forced to surrender an entire distribution line. The Company has considered both options, considering reduced sales volume,potential future opportunities, and other factors and has elected to discontinue distribution of Motorcraft replacement parts effective January 1, 2002.

Presentation - The accompanying consolidated financial statements include the accounts of Universal Mfg. Co., its subsidiaries, Universal Distribution LLC and Rainbo Company LLC dba Value Independent Parts. Universal Distribution LLC is owned 99% by Universal Mfg. CO. and 1% by the Company's President and was established on June 30, 1999. Rainbo Company LLC was acquired September 29,

2000. All intercompany balances and transactions have been eliminated in consolidation.

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

Pro-forma results of operations for the three month periods ended October 31, 2001 and October 28, 2000 as if the acquisition had occurred at the beginning of each period are as follows:

                                                       2001          2000

Total net sales                                    $ 8,210,137   $ 8,224,452
                                                   -----------   -----------
Net loss                                           $   (67,125)  $  (114,715)
                                                   -----------   -----------
Basic and diluted loss per common share            $     (0.08)  $     (0.14)
                                                   -----------   -----------

3.  INVENTORIES -

         Inventories consist of the following as of :

                                               October 31,            July 31,
                                                  2001                  2001
FIFO balance:
  Product cores                               $  3,899,655         $  4,198,045
  Raw materials                                    710,068              666,723
  Finished engines                               1,179,656            1,153,637
  Finished small parts                           7,528,142            8,142,820
                                              ------------         ------------
    Total FIFO balance                          13,317,521           14,161,225

LIFO reserve                                    (3,083,616)          (3,083,616)
Obsolescence reserve                              (434,899)            (434,899)
                                              ------------         ------------

    Total inventories                         $  9,799,006         $ 10,642,710
                                              ============         ============



4.  LONG-TERM DEBT

The Company has two revolving credit agreements with Firstar Bank, N.A. totaling $6,000,000 in available borrowings. Borrowings totaling $5,050,738 as of October 31, 2001 bear interest payable monthly at variable rates equal to the bank's prime rate or prime rate less 1.0% (effective rates ranging from 5.0% to 6.0% as of October 31, 2001). The credit agreements mature January 31, 2002. Maximum availability under these agreements is based on a borrowing base calculated as a percentage of eligible inventory and accounts receivable amounts as defined by the agreements. Substantially all assets of the Company are pledged as collateral against outstanding borrowings. The credit agreements contain certain covenants, including but not limited to requirements for the Company to maintain certain tangible net worth and debt to net worth ratio amounts and limits to capital expenditures. The Company was in compliance with all such covenants as of October 31, 2001.

5.  EPA PROJECT COSTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first quarter were 22% higher than the first quarter a year ago. This sales increase was due to the inclusion of three months sales from Rainbo Company LLC dba Value Independent Parts (VIP), compared to one month a year ago. As is indicated in Item 1 of this report, in Notes to Consolidated Financial Statements, the Company purchased VIP on September 30, 2000.

The tragic events of September 11, 2001, affected many individuals and organizations in this country. Universal Mfg. Co. was no exception. After very strong sales in August, sales fell drastically in September. Sales did rebound somewhat in October, but not enough to recover the losses incurred in September. Total sales in August were $2,990,000, September sales were $2,475,000, October sales were $2,745,000.

Sales were also affected by the 0% interest rates offered by the auto companies. This contributed to the reduced unit sales of engine assemblies, as a vehicle replacement was perceived as more attractive than an engine replacement. Engine unit sales the first quarter a year ago were 1060, compared to 868 units this year.

Earnings the first quarter of this fiscal year were affected by the low sales volume in September. An additional factor contributing was reduced margins on Motorcraft branded parts. Due to a Ford Motor Company directive, we will be ceasing distribution of Motorcraft branded service parts during the second quarter of this fiscal year. In anticipation of this, prices were reduced to begin selling down the inventory.

Accounts receivable were lower at the end of the first quarter of this fiscal year due to lower sales volume sales volume at the end of this quarter than at the end of the previous quarter. Inventories were reduced due to the sell-off of excess core stock, and in anticipation of exiting the Motorcraft parts distribution business. Lower accounts payable reflects the lower levels of inventory.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         NONE

ITEM 2.  CHANGES IN SECURITIES                                     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           NONE

ITEM 4.  SUBMISSION OF MATTERS TO A                                NONE
         VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                         NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date 12-19-01            /s/ Donald D. Heupel
     -----------         -------------------------------------------------------
                         Donald D. Heupel, President and Chief Financial Officer