Form 10QSB
period 2002-01-03
UNIVERSAL MANUFACTURING CO
filed 2002-03-14
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 01-31-02                         Commission File Number 0-2865

                               Universal Mfg, Co.
                               -----------------
             (Exact name of Registrant as specified in its charter)


                 NEBRASKA                               42 0733240
                 --------                               ----------

(State or other jurisdiction of incorporation   IRS Employer Identification No.)
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


                           Yes   X       No
                               -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                      Number of shares outstanding as of 10-31-01       816,000
                                                                        -------
                                                                        Common

Transitional Small Business Disclosed Format   ( Check one):

                           Yes           No   X
                               -----        -----

                               UNIVERSAL MFG. CO.
                               -----------------
                                   FORM 10-QSB
                                   -----------
                                      INDEX
                                      -----

                                                                                                             Pages
                                                                                                             -----
Part I   Financial Information
         ---------------------
         Item 1. Financial Statements (unaudited):                                                                      3
                Consolidated Balance Sheets as of January 31, 2002
                and July 31, 2001

                Consolidated Statements of Loss and Retained                                                            4
                Earnings - Six Months Ended January 31, 2002
                and January 27, 2001

                Consolidated Statements of Cash Flows - Six Months Ended                                                5
                January 31, 2002 and January 27, 2001

                Consolidated Statements of Loss and Retained                                                            6
                Earnings - Three Months Ended January 31, 2002
                And January 27, 2001

                Notes to Consolidated Financial Statements                                                              7-10


            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                                11-12


Part II  Other Information
         -----------------

         Item 1.   Legal Proceedings                                                                                   13

         Item 2.   Changes in securities                                                                               13

         Item 3.   Defaults upon senior securities                                                                     13

         Item 4.   Submission of Matters to a vote of security holders                                                 13

         Item 5.   Other information                                                                                   13

         Item 6.   Exhibits and reports on Form 8-K                                                                    13

         Signatures                                                                                                    14

              ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                January 31,               July 31,
                                                                                   2002                     2001
                                                                               -----------              -----------
ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents                                                        $258,656
 Accounts receivable, net of allowances
  of $51,718 and $46,718, respectively                                           3,061,766               $3,645,445
 Inventories                                                                     8,580,126               10,642,710
 Prepaid expenses                                                                   47,711                   48,397
 Property and equipment held for sale                                                    0                   33,912
 Income tax receivable                                                                 404
 Deferred income taxes                                                             334,472                  293,942
                                                                               -----------              -----------
 Total current assets                                                            12,283,135              14,664,406
                                                                               -----------              -----------

PROPERTY AND EQUIPMENT:
 Land                                                                              100,499                  100,499
 Buildings                                                                       1,844,201                1,844,201
 Machinery and equipment                                                         1,139,326                1,131,505
 Furniture and fixtures                                                            705,700                  637,559
 Trucks and automobiles                                                            988,930                1,080,632
 Construction-in-Progress                                                           17,314                   33,280
                                                                                ----------                ---------
 Total property                                                                  4,795,970                4,827,676
 Less accumulated depreciation                                                 (2,730,638)               (2,574,704)
                                                                               -----------              -----------
 Property and Equipment- net                                                     2,065,332                2,252,972
                                                                               -----------              -----------

TOTAL ASSETS                                                                   $14,348,467               16,917,378
                                                                               ===========              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Bank overdrafts                                                                                             $6,239
 Current portion of long-term debt                                              $5,896,112                5,575,610
 Accounts payable                                                                2,562,024                5,266,128
 Income taxes payable                                                                                        44,147
 Accrued compensation and payroll taxes                                            210,763                  231,305
 Accrued other                                                                     111,385                  141,868
                                                                               -----------              -----------
Total current liabilities                                                        8,780,284               11,265,297

Long-term debt, net of current portion                                             461,901                  489,054
                                                                               -----------              -----------
 Total Liabilities                                                               9,242,185               11,754,351
                                                                               -----------              -----------
MINORITY INTEREST IN SUBSIDIARY                                                    123,218                  119,844
                                                                               -----------              -----------

STOCKHOLDERS' EQUITY
 Common stock, $1 par value;
 authorized, 2,000,000 shares;
 issued and outstanding, 816,000 shares                                            816,000                  816,000
Additional paid-in capital                                                          17,862                   17,862
Retained earnings                                                                4,149,202                4,209,321
                                                                               -----------              -----------
Total Stockholders' Equity                                                       4,983,064                5,043,183

                                                                               -----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $14,348,467              $16,917,378
                                                                               ===========              ===========


UNIVERSAL MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                             ----------------
                                                                               January 31,              January 27,
                                                                                   2002                     2001
                                                                               -----------              -----------
NET SALES                                                                      $14,401,054              $15,428,521

COST OF GOODS SOLD                                                              11,500,037               12,717,548
                                                                               -----------              -----------
GROSS PROFIT                                                                     2,901,017                2,710,973

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                                         3,268,942                2,688,326
                                                                               -----------              -----------

INCOME/(LOSS) FROM OPERATIONS                                                     (367,925)                  22,647
                                                                               -----------              -----------


OTHER INCOME(EXPENSE):
 Gain on sales of property and equipment                                           312,658
 Interest Income                                                                                             23,228
 Interest Expense                                                                 (171,117)                (143,769)
 Other Income                                                                      124,454                   58,356
                                                                               -----------              -----------
Total Other Income (Expense)                                                       265,995                  (62,185)
                                                                               -----------              -----------
INCOME/(LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES                           (101,930)                 (39,538)

MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARY                                      1,731                   (2,132)
                                                                               -----------              -----------
INCOME/(LOSS) BEFORE INCOME TAXES                                                 (100,199)                 (41,670)

INCOME TAX BENEFIT(EXPENSE)                                                         40,080                   18,118
                                                                               -----------              -----------
NET INCOME (LOSS)                                                                  (60,119)                 (23,552)

RETAINED EARNINGS, Beginning of period                                           4,209,321                4,104,713
                                                                               -----------              -----------
RETAINED EARNINGS, End of period                                                $4,149,202               $4,081,161
                                                                               ===========              ===========

PER COMMON SHARE INFORMATION:
BASIC AND DILUTED
 Loss per common share                                                             ($0.07)                   ($0.03)
                                                                               ==========               ===========

UNIVERSAL MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                -----------------------
                                                                                January 31,  January 27,
                                                                                      2002         2001

                                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                        $  (60,119)  $  (23,552)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
 Depreciation                                                                      214,434       97,630
 Gain on sales of property and equipment                                          (312,658)
 Deferred income taxes                                                             (40,530)
 Minority interest                                                                  (1,731)       2,132
Changes in operating assets and
 liabilities:
 Accounts receivable                                                               583,679      158,929
 Inventories                                                                     2,062,584   (2,201,530)
 Income taxes receivable/payable                                                   (44,551)     (20,447)
 Prepaid expenses                                                                      686       19,315
 Accounts payable                                                               (2,704,104)   1,204,149
 Accrued expenses                                                                  (51,025)      50,592
                                                                                ----------   ----------


Net cash used in operating activities                                             (353,335)     (712,782)
                                                                                ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds fron sales of property and equipment                                      411,133
Cash paid to acquire Value Independent Parts                                                 (5,157,562)
Purchases of property and equipment                                                (91,357)        (619)
                                                                                ----------   ----------


Net cash provided by(used in) investing activities                                 319,776   (5,158,181)
                                                                                ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                                                           (122,400)
Net increase (decrease) in bank overdrafts                                          (6,239)   1,221,582
Payment of capital leases                                                          (25,384)
Net increase in revolving notes payable                                            318,733    4,329,647
LLC membership contributions received                                                           100,000
Principal received on note receivable - officer                                      5,105        5,378
                                                                                ----------   ----------

Net cash provided by financing activities                                          292,215    5,534,207
                                                                                ----------   ----------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                            258,656     (336,756)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         0      336,756
                                                                                ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  258,656   $        0
                                                                                ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes                                           $  (45,000)  $    2,290
                                                                                ==========   ==========

Cash paid for interest                                                          $  147,856   $  143,769
                                                                                ==========   ==========


Cash Paid to Acquire Value Independent Parts:
 Assets acquired:
  Inventories                                                                                $3,753,288
  Accounts Receivable                                                                           647,882
  Property and equipment                                                                        756,392
                                                                                             ----------
 Total Assets Acquired                                                                       $5,157,562
                                                                                             ==========

UNIVERSAL MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                ------------------------

                                                                                January 31,   January 27,
                                                                                   2002          2001
                                                                                ---------     ----------
NET SALES                                                                       $6,939,599    $8,677,724

COST OF GOODS SOLD                                                               5,612,236     7,040,565
                                                                                ----------    ----------
GROSS PROFIT                                                                     1,327,363     1,637,159

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                                         1,592,761     1,605,138
                                                                                ----------     ---------

INCOME/(LOSS) FROM OPERATIONS                                                     (265,398)       32,021
                                                                                ----------     ---------

OTHER INCOME(EXPENSE):
 Gain on sales of property and equipment                                           333,682
 Interest Income                                                                                  77,948
 Interest Expense                                                                  (88,613)     (107,689)
 Other Income                                                                       29,585       (10,640)
                                                                                ----------     ---------
Total Other Income (Expense)                                                       274,654       (40,381)

                                                                                ----------     ---------
INCOME/(LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES                              9,256        (8,360)

MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARY                                      2,420        (2,067)

                                                                                ----------       -------
INCOME/(LOSS) BEFORE INCOME TAXES                                                   11,676       (10,427)

INCOME TAX BENEFIT(EXPENSE)                                                         (4,670)        5,958
                                                                                ----------       -------

NET INCOME (LOSS)                                                                    7,006        (4,469)

RETAINED EARNINGS, Beginning of period                                           4,142,196     4,085,630
                                                                                ----------    ----------
RETAINED EARNINGS, End of period                                                $4,149,202    $4,081,161
                                                                                ==========    ==========

PER COMMON SHARE INFORMATION:
BASIC AND DILUTED
 Income(Loss) per common share                                                  $     0.01    $    (0.01)
                                                                                ==========    ==========

UNIVERSAL MFG.CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements - The accompanying consolidated financial statements of Universal Mfg. Co. and subsidiaries (Company) are unaudited. In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to state fairly the financial position of the Company as of January 31, 2002 and July 31, 2001, and the results of operations and cash flows for the three month and six month periods ended January 31, 2002, and January 27, 2001. Certain notes and other information have been condensed or omitted from the financial statements presented in this quarterly report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

Nature of operations - Universal Manufacturing, the parent company, is engaged in the business of remanufacturing and distribution, on a wholesale basis, electric fuel pumps, transfer cases, calipers and other automobile parts for all makes and models of vehicles. The principal markets for the Company's products are automotive dealers and other automotive parts distributors located throughout the United States. Universal Distribution LLC distributes Ford and Motorcraft engine assemblies, transmission assemblies, and other components to Ford Dealerships. Rainbo CO LLC dba Value Independent Parts (VIP) is a full line distributor of AC Delco, Motorcraft and other well known manufactured auto parts. VIP distributes to jobbers, repair shops as well as dealers.

During the year ended July 31, 1999, and continuing throughout the year ended July 31, 2000, Ford deauthorized the remanufacturing of numerous automotive parts which were being remanufactured by the Company. On October 1, 1998, the Company signed a new sales agreement with Ford authorizing the Company to be a Ford Authorized Distributor. This agreement expired December 31, 2001. Effective August 2001, the Ford Customer Service Division advised the Company of significant changes that will impact the existing sales agreement between Ford and the Company. Ford announced that it expected the changes to become effective on or about January 1, 2002.

The Company's existing sales agreement with Ford authorizes the distribution of Ford replacement engine assemblies, transmission assemblies, and other components to Ford and Lincoln-mercury dealerships. In addition, the current sales agreement authorizes the distribution of Motorcraft replacement parts to Ford and Lincoln-Mercury dealerships and independent installers. The change required separate sales agreements for the distribution of Ford assemblies and Motorcraft replacement parts, and Ford will no longer authorize the distribution of both product lines from a single supplier. As a result, the Company had to decide whether to distribute Ford assemblies or Motorcraft replacement parts and then enter into a new sales agreement.

The decision resulted in the reduction of sales volume because the Company was forced to surrender an entire distribution line. The Company had considered both options, considering reduced sales volume, potential future opportunities, and other factors and had elected to discontinue distribution of Motorcraft replacement parts effective January 1, 2002.

The Company signed a new agreement effective January 1, 2002 to distribute Ford and Motorcraft engine assemblies, transmission assemblies and other components to Ford and Lincoln-Mercury dealerships.

Presentation - The accompanying consolidated financial statements include the accounts of Universal Mfg. Co., and its subsidiaries, Universal Distribution LLC and Rainbo Company LLC dba Value Independent Parts. Universal Distribution LLC is owned 99% by Universal Mfg. CO. and 1% by the Company's President and was established on June 30, 1999. Rainbo Company LLC was acquired September 29, 2000. All intercompany balances and transactions have been eliminated in consolidation.

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

The net income of Rainbo LLC is to be allocated between the Company and Rainbo Oil based on their respective ownership interests. However, currently Universal Distribution LLC receives a management fee equal to Rainbo LLC net income. Net losses are allocated one hundred percent to the Company. The Company can determine whether to distribute the assets of Rainbo LLC. All distributions shall be made according to the respective ownership interests, as defined by the operating agreement.

On September 29, 2000, the Company, through Rainbo LLC, executed an asset purchase agreement to acquire substantially all assets of VIP. This acquisition was accounted for under the purchase method of accounting. Results of operations of the acquired entity are included in the consolidated statements of operations from the date of acquisition.

The operations of VIP have been included in the Company's consolidated financial statements from the date of acquisition. Pro-forma results of operations for the six month periods ended January 31, 2002 and January 27, 2001 as if the acquisition had occurred at the beginning of each period are as follows:

                                                    2001              2002

Total net sales                                 $ 16,902,172      $ 14,401,054
                                                ============      ============
Net loss                                        $   (119,121)     $    (60,119)
                                                ============      ============
Basic and diluted loss per common share         $      (0.15)     $      (0.07)
                                                ============      ============




3.   INVENTORIES -

     Inventories consist of the following as of:

                                                 January 31,        July 31,
                                                    2002              2001

FIFO balance:
  Product cores                                 $  3,899,655     $  4,198,045
  Raw materials                                      678,932          666,723
  Finished engines                                   917,650        1,153,637
  Finished small parts                             6,504,087        8,142,820
                                                ------------     ------------
    Total FIFO balance                            12,000,324       14,161,225


LIFO reserve                                      (2,810,861)      (3,083,616)
Obsolescence reserve                                (609,337)        (434,899)
                                                ------------     ------------

  Total inventories                             $  8,580,126     $ 10,642,710
                                                ============     ============



4.   LONG-TERM DEBT

The Company has two revolving credit agreements with Firstar Bank, N.A. totaling $6,000,000 in available borrowings. Borrowings totaling $5,850,607 as of January 31, 2002 bear interest payable monthly at variable rates equal to the bank's prime rate or prime rate less 1.0% (effective rates at 4.75% as of January 31, 2002). During the second quarter the borrowing limit on inventory was increased by $1,000,000. This resulted in an increase in the effective interest rate by 1.20%. The credit agreements matured January 31, 2002. The agreements have been extended to July 31, 2002. Maximum availability under these agreements is based on a borrowing base calculated as a percentage of eligible inventory and accounts receivable amounts as defined by the agreements. Substantially all assets of the Company are pledged as collateral against outstanding borrowings. The credit agreements contain certain covenants, including but not limited to requirements for the Company to maintain certain tangible net worth and debt to net worth ratio amounts and limits to capital expenditures. The Company was in compliance with all such covenants as of January 31, 2002.

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

6.   Gain on Sale of Fixed Assets

A facility located in Omaha, NE was sold for $397,684 on January 2, 2002. The resulting gain totaled $341,498.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Thirteen weeks ended January 31, 2002 compared to Thirteen weeks ended January 27, 2001.

Second quarter sales for the consolidated Company were approximately 20% lower than the second quarter a year ago. Sales in Universal Distribution were approximately 25% lower than the same quarter a year ago. Most of the sales decline was due to elimination of the Motorcraft distribution program at the end of November 2001. Engine and transmission sales were also weak during the second quarter. This was due in part to the general slowdown of the economy and low interest promotions to sell new cars. VIP sales were approximately 19% below last year's due to a general business slowdown that started on September 11, 2001. Universal Manufacturing sales were down 18% from last year or $62,000. Last year, there were lines still being remanufactured as part of the Ford Authorized Remanufacturing program during the second quarter. Universal Manufacturing started remanufacturing calipers in December 2001 with an initial order invoiced in January 2002 offset by a stock lift from the new customer. There was also a stock adjustment on transfer cases for a major customer and credit issued for $92,000 during the second quarter. This reduces sales because product is returned for credit.

Gross profit as a per cent of sales was 19.1% for the second quarter of this year compared to 18.9% for the second quarter of last year. The gross profit for the rest of the fiscal year is expected to remain the same as last year's. Gross profit in the VIP segment may decrease during the third quarter of this year due to aggressive marketing to stimulate sales. Universal Manufacturing and Universal Distribution should maintain the same margin for the balance of the fiscal year.

Selling, general and administrative (SG&A) expenses for the Company as a per cent of sales was 23.0% this quarter compared to 18.5% for the corresponding quarter last year. Costs including separation packages for laid-off employees due to the loss of the Motorcraft business and extra labor to pack up the Motorcraft inventory partially contributed to increase in expenses. Competition from surrounding Ford powertrain distributors, forced the Company to offer prepaid freight to qualifying customers on all orders. This increased expenses in Universal Distribution and is expected to continue. In January of 2002, VIP in Peoria moved to the Universal Distribution warehouse. Both businesses will operate from 1 location. The moving expense was approximately $20,000. Trucks used to deliver the Motorcraft parts were sold during the second quarter. The warehouses in Des Moines and Omaha are actively seeking tenants to sublease unneeded space.

Twenty-six weeks ended January 31,2002 compared to twenty-six weeks ended January 27, 2001.

Revenues for the Company were down approximately 6.7% for the first six months of this year compared to the first six months of last year. This was due to the loss of the Motorcraft business in Universal Distribution and VIP and the slow down in the economy since September 11, 2001.

Gross profit as a per cent of was sales was 20.1% for the first six months of this year compared to 17.6% for the first six months of last year. The gross profit is expected to remain around the 19% mark for the rest of this fiscal year. This is due to the loss of the Motorcraft business and building up the volume of remanufacturing calipers. With anticipated increased volume in selling calipers, the cost of production per unit is expected to decrease.

SG&A was 22.7% of sales for the first six months of this year compared to 17.4% for the same period last year. Most of the same reasons discussed above in the thirteen week discussion apply here. Additional expenses were also incurred during the first quarter of this year due to the installation of a new computer system.

Accounts Receivable has decreased from the beginning of the fiscal year due to lower sales. Inventory has also decreased from the beginning of the fiscal year due to selling down cores from deauthorized Ford product lines and reducing the powertrain inventory. Vendor negotiations and revising the purchasing strategies are underway to reduce the VIP inventory.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions that impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching these decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements in the July 31, 2001 annual report on Form 10-KSB provides a summary of the significant accounting policies followed in the preparation of the financial statements; other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, management is committed to preparing financial statements that incorporate accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

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


          On December 6, 2001, at the Annual Meeting of Shareholders, the following nominees for election as Directors received the number of votes set forth after the respective names:

                                              For             Withheld
                                            -------           --------

                  Richard R Agee            707,037           39,177
                  Richard E McFayden        705,637           40,577
                  Helen Ann McHugh          707,037           39,177
                  Thomas W Rasmussen        707,037           39,177

Item 5.   Other Information                                           NONE
                                                                      ----

Item 6.   Exhibits and reports on Form 8-k                            NONE
                                                                      ----

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


Date 3-13-02              /s/ Donald D. Heupel
                         -------------------------------------------------------
                         Donald D. Heupel, President and Chief Financial Officer