Form 10QSB
period 2002-04-30
UNIVERSAL MANUFACTURING CO
filed 2002-06-14
CIK 102049

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 04-30-02                         Commission File Number 0-2865

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

                               Yes   X    No
                                   -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


               Number of shares outstanding as of 10-31-01  816,000
                                                            -------
                                                            Common

Transitional Small Business Disclosed Format (Check one):

                                Yes       No  X
                                    ----     ----

                               UNIVERSAL MFG. CO.
                               ------------------
                                   FORM 10-QSB
                                   -----------
                                      INDEX
                                      -----

                                                                           Pages
                                                                           -----
Part I    Financial Information
          ---------------------
          Item 1.  Financial Statements (unaudited):
                   Consolidated Balance Sheets as of April 30, 2002
                   and July 31, 2001                                           3

                   Consolidated Statements of Loss and Retained
                   Earnings - Three Months Ended April 30, 2002
                   and April 28, 2001                                          4

                   Consolidated Statements of Loss and Retained
                   Earnings - Nine Months Ended April 30, 2002
                   And April 28, 2001                                          5

                   Consolidated Statements of Cash Flows - Nine
                   Months Ended April 30, 2002 and April 28, 2001              6

                   Notes to Consolidated Financial Statements               7-11

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     12-15



Part II   Other Information
          -----------------

          Item 1.  Legal Proceedings                                          16

          Item 2.  Changes in securities                                      16

          Item 3.  Defaults upon senior securities                            16

          Item 4.  Submission of Matters to a vote of security holders        16

          Item 5.  Other information                                          16

          Item 6.  Exhibits and reports on Form 8-K                           16

          Signatures                                                          17

                          ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL MFG. CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

----------------------------------------------------------------------------------------
                                                               April 30,       July 31,
                                                                 2002            2001
                                                              -----------    -----------
ASSETS
CURRENT ASSETS:
  Accounts receivable, net of allowances
    of $71,718 and $46,718, respectively                      $ 2,860,399    $ 3,645,445
  Inventories                                                   8,063,393     10,642,710
  Prepaid expenses                                                 59,084         48,397
  Property and equipment held for sale                            321,188         33,912
  Income tax receivable                                           298,873
  Deferred income taxes                                           504,620        293,942
                                                              -----------    -----------
    Total current assets                                       12,107,557     14,664,406
                                                              -----------    -----------
PROPERTY AND EQUIPMENT:
  Land                                                            100,499        100,499
  Buildings                                                     1,616,426      1,844,201
  Machinery and equipment                                       1,108,769      1,131,505
  Furniture and fixtures                                          472,923        637,559
  Trucks and automobiles                                          627,761      1,080,632
  Construction-in-Progress                                          8,550         33,280
                                                              -----------    -----------
    Total property                                              3,934,928      4,827,676
  Less accumulated depreciation                                (2,477,854)    (2,574,704)
                                                              -----------    -----------
  Property and Equipment- net                                   1,457,074      2,252,972
                                                              -----------    -----------
    TOTAL ASSETS                                              $13,564,631    $16,917,378
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdrafts                                             $    28,630    $     6,239
  Current portion of long-term debt                             5,330,435      5,575,610
  Accounts payable                                              2,861,942      5,266,128
  Income taxes payable                                                            44,147
  Accrued compensation and payroll taxes                          293,783        231,305
  Accrued other                                                   123,709        141,868
                                                              -----------    -----------
    Total current liabilities                                   8,638,499     11,265,297
  Long-term debt, net of current portion                          449,934        489,054
                                                              -----------    -----------
    Total Liabilities                                           9,088,433     11,754,351
                                                              -----------    -----------
MINORITY INTEREST IN SUBSIDIARY                                   109,847        119,844
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized, 2,000,000 shares;
    issued and outstanding, 816,000 shares                        816,000        816,000
  Additional paid-in capital                                       17,862         17,862
  Retained earnings                                             3,532,489      4,209,321
                                                              -----------    -----------
    Total Stockholders' Equity                                  4,366,351      5,043,183
                                                              -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $13,564,631    $16,917,378
                                                              ===========    ===========

UNIVERSAL MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (unaudited)

                                                                         THREE MONTHS ENDED
                                                                     -----------------------------
                                                                      April 30,         April 28,
                                                                        2002              2001
                                                                     -----------       -----------
NET SALES                                                            $ 5,567,889       $ 8,172,677

COST OF GOODS SOLD                                                    (4,980,043)       (6,492,250)
                                                                     -----------       -----------
GROSS PROFIT                                                             587,846         1,680,427

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                          (1,457,027)       (1,543,746)
IMPAIRMENT LOSS                                                         (179,998)
                                                                     -----------       -----------

INCOME/(LOSS)FROM OPERATIONS                                          (1,049,179)          136,681
                                                                     -----------       -----------
OTHER INCOME(EXPENSE):
     Loss on sales of property and equipment                              (4,352)
     Interest Expense                                                    (64,340)         (102,054)
     Other (Expense) income                                               (2,295)           (4,810)
                                                                     -----------       -----------
     Total Other Income (Expense)                                        (70,987)         (106,864)
                                                                     -----------       -----------

INCOME/(LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES               (1,120,166)           29,817

MINORITY INTEREST IN NET (EARNINGS)LOSS OF SUBSIDIARY                      8,286            (2,210)
                                                                     -----------       -----------
INCOME/(LOSS) BEFORE INCOME TAXES                                     (1,111,880)           27,607

INCOME TAX BENEFIT(EXPENSE)                                              495,167           (14,326)

                                                                     -----------       -----------
NET INCOME (LOSS)                                                       (616,713)           13,281

RETAINED EARNINGS, Beginning of period                                 4,149,202         4,081,159

                                                                     -----------       -----------
RETAINED EARNINGS, End of period                                     $ 3,532,489       $ 4,094,440
                                                                     ===========       ===========
PER COMMON SHARE INFORMATION:
Basic and diluted loss per common share                                 $  (0.76)           $ 0.02
                                                                     ===========       ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                           NINE MONTHS ENDED
                                                       -------------------------
                                                         April 30,     April 28,
                                                           2002          2001
                                                       -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $  (676,832)  $   (10,273)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation                                          325,766       175,850
     Impairment Loss                                       179,998
     Gain on sales of property and equipment              (302,506)
     Deferred income taxes                                (210,678)
     Minority interest                                     (10,017)        8,867
Changes in operating assets and liabilities:
     Accounts receivable                                   785,046       403,840
     Inventories                                         2,579,317    (1,880,613)
     Income taxes receivable/payable                      (343,020)       (9,844)
     Prepaid expenses                                      (10,687)      (19,920)
     Accounts payable                                   (2,404,186)      361,103
     Accrued expenses                                       44,318       100,973
                                                       -----------   -----------
Net cash used in operating activities                      (43,481)     (870,017)
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment              419,889
Cash paid to acquire Value Independent Parts                          (5,157,562)
Purchases of property and equipment                       (114,524)      (80,598)
                                                       -----------   -----------
Net cash provided by (used in) investing activities        305,365    (5,238,160)
                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                                    (122,400)
Net increase in bank overdrafts                             22,391
Payment of capital leases                                  (36,571)
Net (decrease) increase in revolving notes payable        (247,724)    5,961,705
LLC membership contributions received                                    100,000
Distribution to minority shareholder                        (5,085)
Principal received on note receivable - officer              5,105
                                                       -----------   -----------
Net cash provided by (used in) financing activities       (261,884)    5,939,305
                                                       -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          0      (168,872)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 0       336,756
                                                       -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $         0   $   167,884
                                                       ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes                  $    18,440   $     3,761
                                                       ===========   ===========
Cash paid for interest                                 $   220,239   $   245,823
                                                       ===========   ===========

Cash Paid to Acquire Value Independent Parts:
  Assets acquired:
     Inventories                                                     $ 3,753,288
     Accounts Receivable                                                 638,131
     Property and equipment                                              756,392
     Other                                                                 9,751
                                                                     -----------
Total Assets Acquired                                                $ 5,157,562
                                                                     ===========

UNIVERSAL MFG. CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (unaudited)

                                                               NINE MONTHS ENDED
                                                          ----------------------------
                                                             April 30,       April 28,
                                                               2002            2001
                                                          ------------    ------------
NET SALES                                                 $ 20,029,128    $ 23,601,198
COST OF GOODS SOLD                                         (16,536,004)    (19,209,798)
                                                          ------------    ------------
GROSS PROFIT                                                 3,493,124       4,391,400
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                (4,696,189)     (4,232,072)
IMPAIRMENT LOSS                                               (179,998)
                                                          ------------    ------------
INCOME/(LOSS) FROM OPERATIONS                               (1,383,063)        159,328
                                                          ------------    ------------
OTHER INCOME(EXPENSE):
  Gain on sales of property and equipment                      302,506
  Interest Income                                                               23,226
  Interest Expense                                            (235,457)       (245,823)
  Other Income                                                  94,118          53,546
                                                          ------------    ------------
    Total Other Income (Expense)                               161,167        (169,051)
                                                          ------------    ------------
INCOME/(LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES     (1,221,896)         (9,723)
MINORITY INTEREST IN NET (EARNINGS)LOSS OF SUBSIDIARY           10,017          (4,342)
                                                          ------------    ------------
INCOME/(LOSS) BEFORE INCOME TAXES                           (1,211,879)        (14,065)
INCOME TAX BENEFIT(EXPENSE)                                    535,047           3,792
                                                          ------------    ------------
NET INCOME (LOSS)                                             (676,832)        (10,273)
RETAINED EARNINGS, Beginning of period                       4,209,321       4,104,713
                                                          ------------    ------------
RETAINED EARNINGS, End of period                          $  3,532,489    $  4,094,440
                                                          ============    ============
PER COMMON SHARE INFORMATION:
  Basic and diluted loss per common share                 $      (0.83)   $      (0.01)
                                                          ============    ============

UNIVERSAL MFG.CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements - The accompanying consolidated financial statements of Universal Mfg. Co. and subsidiaries (Company) are unaudited. In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to state fairly the financial position of the Company as of April 30, 2002 and July 31, 2001, and the results of operations and cash flows for the three month and nine month periods ended April 30, 2002, and April 28, 2001. Certain notes and other information have been condensed or omitted from the financial statements presented in this quarterly report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

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

     On October 1, 1998, the Company signed a new sales agreement with Ford authorizing the Company to be a Ford Authorized Distributor. This agreement expired December 31, 2001. Effective August 2001, the Ford Customer Service Division advised the Company of significant changes that impacted the existing sales agreement between Ford and the Company. The Company's prior sales agreement with Ford authorized the distribution of Ford replacement engine assemblies, transmission assemblies, and other components to Ford and Lincoln-mercury dealerships. In addition, the sales agreement authorized the distribution of Motorcraft replacement parts to Ford and Lincoln-Mercury dealerships and independent installers. The change required separate sales agreements for the distribution of Ford assemblies and Motorcraft replacement parts, and Ford no longer authorizes the distribution of both product lines from a single supplier. As a result, the Company had to decide whether to distribute Ford assemblies or Motorcraft replacement parts and then enter into a new sales agreement. The Company had considered both options, considering reduced sales volume, potential future opportunities, and other factors and had elected to discontinue distribution of Motorcraft replacement parts effective January 1, 2002.The decision resulted in the reduction of sales volume because the Company was forced to surrender an entire distribution line.

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

2.   INVENTORIES -

     Inventories consist of the following as of :

                                           April 30,            July 31,
                                             2002                 2001
FIFO balance:
  Product cores                           $ 3,498,248         $ 4,198,045
  Raw materials                               679,386             666,723
  Finished engines                          1,720,175           1,153,637
  Finished small parts                      5,507,987           8,142,820
                                          -----------         -----------
    Total FIFO balance                     11,405,796          14,161,225

LIFO reserve                               (2,595,904)         (3,083,616)
Obsolescence reserve                         (746,499)           (434,899)
                                          -----------         -----------

  Total inventories                       $ 8,063,393         $10,642,710
                                          ===========         ===========

3.   LONG-TERM DEBT

The Company has two revolving credit agreements with Firstar Bank, N.A. totaling $6,000,000 in available borrowings. Borrowings totaling $5,330,435 as of April 30, 2002 bear interest payable monthly at variable rates equal to the bank's prime rate or prime rate less 1.0% (effective rates at 4.75% as of April 30, 2002). The agreements mature July 31, 2002. Maximum availability under these agreements is based on a borrowing base calculated as a percentage of eligible inventory and accounts receivable amounts as defined by the agreements. Substantially all assets of the Company are pledged as collateral against outstanding borrowings. The credit agreements contain certain covenants, including but not limited to requirements for the Company to maintain certain tangible net worth and debt to net worth ratio amounts and limits to capital expenditures. The Company was out of compliance with the Tangible Net Worth covenant as of April 30, 2002.

4.   EPA PROJECT COSTS

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

5.   GAIN ON SALE OF FIXED ASSETS

A facility located in Omaha, NE was sold for $397,684 on January 2, 2002. The resulting gain totaled $341,498.

6.   IMPAIRMENT LOSS AND ASSETS HELD FOR SALE

Effective April 2002, Service and Parts Operations Unit of General Motors

Corporation (ACDelco) has advised VIP that as a result of an ACDelco national program to limit the number of dedicated distributors, the existing distribution agreement between ACDelco and VIP will not be continued. The pending change will require that VIP purchase ACDelco products from another ACDelco authorized distributor or discontinue resale of ACDelco branded products. ACDelco branded parts accounted for the largest sales volume of the Company's VIP operating division. Due to poor operating results and this loss of future sales volume, the Company initiated a process to sell its equipment and facilities associated with VIP operations. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a $179,998 expense to reflect the property and equipment associated with the VIP facilities at its estimated fair value. The net carrying amount of such assets was reduced to $321,188.

PROPERTY AND EQUIPMENT HELD FOR SALE, NET AS OF APRIL 30, 2002:

  Buildings                                                       $ 232,515
  Machinery and equipment                                            30,532
  Office equipment and software                                     177,975
  Trucks and automobiles                                            337,524
                                                                  ---------
           Total property and equipment                             778,546
  Accumulated depreciation                                         (277,360)
  Impairment Reserve                                               (179,998)
                                                                  ---------
           Property and equipment held for sale - net             $ 321,188
                                                                  =========

7.   Going Concern

During the last several fiscal years, Universal Manufacturing Co has experienced major events that impacted all operating divisions. During 1999 and continuing through 2001, Ford has deauthorized Universal Manufacturing from remanufacturing all products lines. Currently, Universal Manufacturing Co is remanufacturing electric fuel pumps, transfer cases, transfer case motors, calipers, power steering pumps and integral gears under it's own Retech label and attempting to break into the aftermarket. This is a very competitive price sensitive market.

Universal Distribution Co was a Ford Authorized Distributor of both Powertrain and Motorcraft small parts and accessories. The contract expired on December 31, 2001. Ford would renew the distribution agreement for either Powertrain or Motorcraft small parts and accessories, but not both. Universal Distribution chose the Powertrain agreement due to market conditions in the distribution area at the time of the decision. Since last fall, Powertrain sales decrease from the prior year. Factors contributing to this include 0% financing on new vehicles, increase competition from other Ford Authorized Distributors, and an overall slowdown in the economy.

Rainbo Co. LLC dba as VIP was purchased October 1, 2000. VIP was a full-line distributor with AC Delco comprising approximately 60% of the total sales of VIP and Motorcraft approximately 10% of total sales of VIP. VIP's contract with Ford also expired December 31, 2001 and was not renewed. VIP was notified by AC Delco that due to territory realignments they would not be considered a direct distributor which goes into effect June 24, 2002. Universal Manufacturing Co is currently considering options, which includes selling or disposing of VIP assets.

Sales since last fall decreased over the same period in prior years due to 0% financing on new vehicles and a general slowdown in the economy.

The events that have occurred along with a slow economy has reduced sales and margins in all operating divisions and eroded the net worth of the company. Obsolescence reserves were increased due to excess inventories on hand as a result of lost markets. VIP recorded impairment on fixed assets during the third quarter of approximately $180,000. The poor operating results in the third quarter caused a violation of a note covenant on tangible net worth. A request for waiver has been sent to the bank with anticipated approval. The note expires July 31, 2002, but an extension until December 31, 2002 is anticipated.

To replace the volume lost, Universal Manufacturing has stepped up marketing efforts by sending mailings to new possible markets for the existing product lines. There are current negotiations with 2 potential customers that would increase sales substantially. Also, extensive research is being done and contacts made for possible new manufacturing opportunities. Manufacturing costs are being reduced through purchasing efficiencies and through the use of technology for customer ordering. Universal Distribution is reviewing core truck routes for possible consolidation, using technology for customer ordering, and reviewing the shipping methods for efficiencies. It is too early to anticipate the overall adverse financial impact of the lost sales volumes or the Company's ability to replace those lost sales volumes at a level to achieve profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Thirteen weeks ended April 30, 2002 compared to Thirteen weeks ended April 28, 2001.

Third quarter sales for the consolidated Company were approximately 55% lower than the second quarter a year ago. Powertrain sales in Universal Distribution were approximately 22% lower than the same quarter a year ago. This was due in part to the general slowdown of the economy and low interest promotions to sell new cars. VIP sales were approximately 28% below last year's due to a general business slowdown that started on September 11, 2001. Universal Manufacturing sales were down 52% from same quarter last year. Last year, there were lines still being remanufactured as part of the Ford Authorized Remanufacturing program during the third quarter.

Gross profit as a per cent of sales was 10.5% for the third quarter of this year compared to 17.2% for the second quarter of last year. The major difference was due to increasing obsolescence reserves in direct proportion to the total FIFO balance of the inventories.

Selling, general and administrative (SG&A) expenses for the Company as a per cent of sales was 26.2% this quarter compared to 18.8% for the corresponding quarter last year. SG&A dollars were down $165,938 compared to the same quarter last year. Competition forced the Company to revise freight policies to qualifying customers on all orders. This increased expense in Universal Distribution and is expected to continue. The warehouses in Des Moines and Omaha are actively seeking tenants to sublease unneeded space. Currently, core retrieval routes are being reviewed in Universal Distribution and any appropriate route consolidations will be implemented. New customer ordering procedures are being tested to reduce labor costs and increase customer service. There was an impairment charge of $179,998 taken during the third quarter to recognize expected losses of VIP's fixed assets being offered for sale.

Thirty-nine weeks ended April 30, 2002 compared to thirty-nine weeks ended April 28, 2001.

Revenues for the Company were down approximately 16.7% for the first nine months of this year compared to the first nine months of last year. This was due to the loss of the Motorcraft business in Universal Distribution and VIP and the slow down in the economy since September 11, 2001.

Gross profit as a per cent of was sales was 17.4% for the first nine months of this year compared to 17.4% for the first nine months of last year. The gross profit is expected to decline for the rest of this fiscal year. This is due to the loss of the Motorcraft business and building up the volume of remanufacturing calipers. With anticipated increased volume in selling calipers, the cost of production per unit is expected to decrease. VIP sales, which experiences approximately a 30% margin, will be diminishing during the fourth quarter of this year causing a reduced gross profit margin.

SG&A was 23.4% of sales for the first nine months of this year compared to 17.9% for the same period last year. Most of the same reasons discussed above in the thirteen week discussion apply here. Additional expenses were also incurred during the first quarter of this year due to the installation of a new computer system.

Accounts Receivable has decreased from the beginning of the fiscal year due to lower sales. Inventory has also decreased from the beginning of the fiscal year due to selling down cores from deauthorized Ford product lines and reducing the Powertrain inventory. Vendor negotiations and revising the purchasing strategies are underway to reduce the VIP inventory. Property and equipment held for sale increased due to VIP's fixed assets being offered for sale.

The Service and Parts Operations Unit of General Motors Corporation (ACDelco) has advised Rainbo Company LLC dba Value Independent Parts (VIP) that as a result of the ACDelco national program to establish a limited number of dedicated distributors, the existing distribution agreement with ACDelco will not be continued.

The existing distribution agreement with ACDelco authorizes the direct purchase from ACDelco of ACDelco branded automotive replacement parts for resale to automotive dealerships and installers. The pending change will require that VIP purchase ACDelco products from another ACDelco authorized distributor, or discontinue resale of ACDelco branded products. Universal must inform ACDelco whether it intends to purchase products from another distributor or discontinue resale of ACDelco products by June 24, 2002, or such later date as is mutually agreed upon by the parties.

Universal is continuing discussions with ACDelco on the specifics of the discontinuation of the current distribution agreement. VIP is also evaluating all of its available options, including selling VIP assets relating to the ACDelco business line to third parties, negotiating better terms and conditions with ACDelco relating to the discontinuation. Universal is also having legal counsel review issues relating to the termination of the ACDelco distribution agreement. Regardless of the outcome of Universal's negotiations relating to its available options, it is anticipated that future sales and earnings will be adversely affected by this change, and depending on the response chosen by VIP, may result in the discontinuation of certain VIP operations. For the fiscal year ended July 31, 2001, VIP sales totaled $7,015,639 and $5,224,293 for the nine months ended April 30, 2002. Gross profit attributed to VIP during the fiscal year ended July 31, 2001 totaled $1,822,725 and $1,124,505 for the nine months ended April 30, 2002. The selling, general and administrative costs attributed to VIP during the fiscal year ended July 31, 2001 totaled $2,622,267 and $2,246,289 for the nine months ended April 30, 2002.

The Third Quarter financial information reflects the establishment of appropriate reserves to cover losses which may occur as the result of a sell-down of inventories or other assets. These adjustments reduced pre-tax net income by approximately $347,000.

Going Concern

During the last several fiscal years, Universal Manufacturing Co has experienced major events that impacted all operating divisions. During 1999 and continuing through 2001, Ford has deauthorized Universal Manufacturing from remanufacturing all products lines. Currently, Universal Manufacturing Co is remanufacturing electric fuel pumps, transfer cases, transfer case motors, calipers, power steering pumps and integral gears under it's own Retech label and attempting to break into the aftermarket. This is a very competitive price sensitive market.

Universal Distribution Co was a Ford Authorized Distributor of both Powertrain and Motorcraft small parts and accessories. The contract expired on December 31, 2001. Ford would renew the distribution agreement for either Powertrain or Motorcraft small parts and accessories, but not both. Universal Distribution chose the Powertrain agreement due to market conditions in the distribution area at the time of the decision. Since last fall, Powertrain sales decrease from the prior year. Factors contributing to this include 0% financing on new vehicles, increase competition from other Ford Authorized Distributors, and an overall slowdown in the economy.

Rainbo Co. LLC dba as VIP was purchased October 1, 2000. VIP was a full-line distributor with AC Delco comprising approximately 60% of the total sales of VIP and Motorcraft approximately 10% of total sales of VIP. VIP's contract with Ford also expired December 31, 2001 and was not renewed. VIP was notified by AC Delco that due to territory realignments they would not be considered a direct distributor which goes into effect June 24, 2002. Universal Manufacturing Co is currently considering options, which includes selling or disposing of VIP assets. Sales since last fall decreased over the same period in prior years due to 0% financing on new vehicles and a general slowdown in the economy.

The events that have occurred along with a slow economy has reduced sales and margins in all operating divisions and eroded the net worth of the company. Obsolescence reserves were increased due to excess inventories on hand as a result of lost markets. VIP recorded impairment on fixed assets during the third quarter of approximately $180,000. The poor operating results in the third quarter caused a violation of a note covenant on tangible net worth. A request for waiver has been sent to the bank with anticipated approval. The note expires July 31, 2002, but an extension until December 31, 2002 is anticipated.

To replace the volume lost, Universal Manufacturing has stepped up marketing efforts by sending mailings to new possible markets for the existing product lines. There are current negotiations with 2 potential customers that would increase sales substantially. Also, extensive research is being done and contacts made for possible new manufacturing opportunities. Manufacturing costs are being reduced through purchasing efficiencies and through the use of technology for customer ordering. Universal Distribution is reviewing core truck routes for possible consolidation, using technology for customer ordering, and reviewing the shipping methods for efficiencies. It is too early to anticipate the overall adverse financial impact of the the Company's ability to replace those lost sales volumes at a level to achieve profitability.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, certain customer and vendor receivables and allowances, inventory obsolescence reserves, assets held for sale, fixed asset depreciable lives, income taxes, self-insurance liability estimates, retirement benefits, and contingencies. There have been no significant changes to these estimates and assumptions since the issuance of the 2001 10-KSB other than disclosed in the third quarter 10-QSB.

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

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, the effect of the general economic conditions, customer requirements for VIP products, future actions by ACDelco, the continuing strength of the automotive industry, increased competition and other factors. Such factors could cause actual results to differ materially from those in the forward-looking statements.

PART II OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                            NONE
                                                                       ----

Item 2.   CHANGES IN SECURITIES                                        NONE
                                                                       ----

Item 3.   DEFAULTS UPON SENIOR SECURITIES                              NONE
                                                                       -----

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

Date  6-14-02           /s/ Donald D. Heupel
     ------------       --------------------------------------------------------
                        Donald D. Heupel, President and Chief Financial Officer